Form 10QSB
period 2007-03-31
MINHAS ENERGY CONSULTANTS, INC.
filed 2007-05-02
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission File Number 333-141060


                         MINHAS ENERGY CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)


          Nevada                                                 98-0518266
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


             Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (403) 735-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of April 26, 2007: 6,475,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended March 31, 2007.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                     Page Number
                                                                     -----------

     Balance Sheets...............................................        3

     Statements of Operations.....................................        4

     Statement of Stockholder's Equity............................        5

     Statements of Cash Flows.....................................        6

     Notes to the Financial Statements............................        7

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2007            2006
                                                     --------        --------
                                                    (unaudited)
ASSETS

Current assets
  Cash and bank accounts                             $ 85,426        $ 91,959
                                                     --------        --------

      Total current assets                             85,426          91,959

Website, net of accumulated amortization (Note 7)       2,167           2,236
                                                     --------        --------

Total assets                                         $ 87,593        $ 94,195
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                   $     --        $     --


      Total liabilities                                    --              --
                                                     --------        --------

Stockholders' equity (Note 4,5)
  Authorized:
   100,000,000 common shares Par value $0.001
  Issued and outstanding:
   6,475,000 common shares                              6,475           6,475
  Additional paid-in capital                           96,775          96,775
  Deficit accumulated during the development stage    (15,657)         (9,055)
                                                     --------        --------

      Total stockholders' equity                       87,593          94,195
                                                     --------        --------

Total liabilities and stockholders' equity           $ 87,593        $ 94,195
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   Cumulative
                                                                 Amounts From
                                                                    Date of
                                            Three Months         Incorporation
                                               Ended            on May 11, 2006
                                             March 31,            March 31, to
                                               2007                  2007
                                            -----------           -----------

REVENUE                                     $        --           $        --
                                            -----------           -----------

OPERATING EXPENSES
  Amortization                                      207                   271
  General & Administrative                        6,395                11,286
  Marketing                                       2,100
  Organization                                    1,500
  Website                                            --                   500
                                            -----------           -----------
Loss before income taxes                         (6,602)              (15,657)

Provision for income taxes                           --                    --
                                            -----------           -----------

Net loss                                    $    (6,602)          $   (15,657)
                                            ===========           ===========
Basic and diluted loss per
 common share (1)
                                            ===========           ===========
Weighted average number of common shares
 outstanding (Note 4)                         6,475,000
                                            ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                              Deficit
                                                                            Accumulated
                                          Common Stock         Additional   During the       Total
                                       -------------------      Paid in     Development   Stockholders'
                                       Shares       Amount      Capital        Stage         Equity
                                       ------       ------      -------        -----         ------
Inception, May 11, 2006                     --      $   --      $    --      $     --       $     --

Initial capitalization, sale of
 common stock to Directors on
 May 11, 2006                        4,500,000       4,500                                     4,500
Private placement closed
 September 30, 2006                  1,975,000       1,975       96,775                       98,750

Net loss for the year                       --          --           --        (9,055)        (9,055)
                                     ---------      ------      -------      --------       --------

Balance December 31, 2006            6,475,000      $6,475      $96,775      $ (9,055)      $ 94,195

Net loss for the period                     --          --           --        (6,602)        (6,602)
                                     ---------      ------      -------      --------       --------

Balance March 31, 2007               6,475,000      $6,475      $96,775      $(15,657)      $ 87,593
                                     =========      ======      =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Cumulative
                                                                             Amounts From
                                                                                Date of
                                                        Three Months         Incorporation
                                                           Ended            on May 11, 2006
                                                         March 31,            March 31, to
                                                           2007                  2007
                                                        ---------             ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                               $  (6,602)            $ (15,657)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
     Amortization expense                                     207                   271
                                                        ---------             ---------

Net cash used in operating activities                      (6,395)              (15,386)
                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --               103,250
                                                        ---------             ---------

Net cash provided by financing activities                      --               103,250
                                                        ---------             ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                    (138)               (2,438)
                                                        ---------             ---------

Net cash used in investing activities                        (138)               (2,438)
                                                        ---------             ---------

(Decrease) increase in cash during the period              (6,533)               85,426

Cash, beginning of the period                              91,959                    --
                                                        ---------             ---------

Cash, end of the period                                 $  85,426             $  85,426
                                                        =========             =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $      --             $      --
  Cash paid for interest                                $      --             $      --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, new product development and marketing plans. Management is planning to provide consulting engineering services to the oil and gas industry in Western Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at March 31, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2007


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2007


NOTE 2. (CONTINUED)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in December 2006, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from inception to March 31, 2007 of $(15,657). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed a SB-2 registration statement Management intends to raise additional funds through public or private placement

     * offerings. Management is currently funding marketing efforts to generate sales. There can be no

     * assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2007


NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On May 11, 2006 (inception), the Company issued 4,500,000 shares of its common stock to its Directors for cash of $4,500. See Note 5.

On September 30, 2006, the Company closed a private placement for 1,975,000 common shares at a price of $0.05 per share, or an aggregate of $98,750. The Company accepted subscriptions from 38 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 11, 2006 (inception), the Company issued 4,500,000 shares of its common stock to its Directors for cash of $4,500. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2007


NOTE 7. WEBSITE

                                        Accumulated
                           Cost         amortization        Net book value
                           ----         ------------        --------------
Website costs             $2,438           $ 271               $2,167
                          ======           =====               ======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $7,560, which will expire 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Minhas Energy Consultants, Inc. (referred to in this prospectus as "Minhas", "us", "we" and "our") was incorporated on May 11, 2006, in the State of Nevada. Minhas's principal executive offices are located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4. Our telephone number is (403) 735-5009. We are a development stage company with no revenue and limited operations to date. We do not expect to commence earning revenues until at least August 2007. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that will focus its operations on providing professional engineering consulting services to the oil and gas industry. Our typical clients may include petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies.

We will provide our services within Western Canada, which includes the provinces of Saskatchewan, Alberta, and British Columbia. We are focusing on this area because it provides approximately 93% of Canada's total conventional oil and gas production and is expected to remain the dominant area in to the foreseeable future. Western Canada is also well regarded globally as a major producer and recently has been recognized as a key to secure and stable future oil and gas supplies for North America. It has been an active area for exploration and production for over 60 years and is represented by many participants in all segments of the industry.

We will focus our consulting services on reservoir and petroleum engineering and engineering services related to the procurement and construction of infrastructure for the production and distribution of oil and gas from the wellhead to the major transport systems for refining. These are two fast growing engineering segments in the industry, and are presently experiencing significant demand due to an acceleration of exploration activities and a shortage of related manpower.

We plan on earning our revenues by charging consulting fees for services rendered. These fees, which will represent our primary source of revenues to our company, may be billed on an hourly basis or fixed price contracts. Our long term objective is to become a well recognized consulting engineering company, and to develop a well rounded contact and client base as we become profitable and generate revenues.

We have not yet entered into any engagements or consulting contracts.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on March 11, 2007.

Minhas Energy is a development stage consulting engineering company with very limited operations to date, no revenue, very limited financial backing and few assets. Our plan of operations is to establish Minhas Energy as a company that will seek out oil and gas consulting engineering opportunities in Alberta, British Columbia and Saskatchewan. We will initially concentrate on providing consulting engineering services in the reservoir and petroleum engineering and production facilities engineering segments of the oil and gas industry. We chose this segment because there is currently high demand for consultants, and we believe demand will continue to increase in the foreseeable future. These are also segments that small business such as ours that lack financial and manpower resources, can enter into far more easily than other integrated engineering services or general contracting businesses.

Our business objectives are:

     * To become a well recognized and respected consulting engineering company oil and gas companies in Alberta, British Columbia and Saskatchewan, with a focus on reservoir/petroleum engineering and facilities engineering and project management.
     * To develop a well rounded client base and contacts from which we can generate revenues and become profitable.
     * To build long term relationships with many of the oil and gas companies to expand our business and service offerings

Our goals over the next 12 months are:

     * Build awareness of our company in our target market through a program of direct contact and advertising through selected media that is focused on our prospective clients
     *    Achieve revenue by September 1, 2007.
     *    Achieve break even operations over the next 18 months

During the first stages of Minhas's growth, our officers and directors will provide all the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, our officers and directors will continue to be responsible for all labor required to market our services to prospective clients and perform any professional engineering services for at least the first year of operations. If we manage to obtain engagements or contracts that necessitates the need for additional professional personnel, we plan on obtaining these services on an hourly contract basis only. We presently have no intention to hire additional employees during our first year of operations. Due to our limited financial resources, each of the management team will dedicate approximately 20 - 30 hours a week in order to carry out our operations.

We commenced with our plan and budget during this quarter starting in February 2007. Our total 12 month expenditure budget is $70,400.

RESULTS OF OPERATIONS

Our company posted losses of $6,602 for the three months ended March 31, 2007. Comparisons are not meaningful in this case as our company was incorporated on May 11, 2006. From inception to March 31, 2007 we have incurred losses of $15,657. The principal component of our losses for the three months ended March 31, 2007 included general and administrative costs of $6,395 and amortization of our website of $207.

LIQUIDITY AND CASH RESOURCES

At March 31, 2007, we had working capital of $85,426, compared to $91,959 at December 31, 2006. At March 31, 2007, our total assets consisted of cash of $85,426 and property and equipment of 2,167, compared to cash of $91,959 and property and equipment of $2,136 at December 31, 2006.

We entered our first quarter of 2007 with $91,959 of cash. During the quarter, $6,395 was utilized for operations and $138 for our website, leaving a balance of $85,426 at March 31, 2007. We used approximately $4,760 to pay for professional fees related to our SB-2 registration statement and $1,500 for our share transfer agent. There is approximately an additional $10,000 that we still expect to pay for expenses related to the registration statement. Subsequent to the end of the quarter, we completed the design and development of our brochure marketing materials in April, and are proceeding with production. These activities were originally planned for the second quarter. We also completed the layout and development of our DVD based marketing material, which was originally budgeted in the fourth quarter. We reviewed our budget prior to the end of March and decided to speed up the implementation of these two programs because they form a key part of our ongoing marketing activities, and the cash was available under the budget. At this stage, we anticipate that we will be on budget to complete these materials. We also attended the annual APPEGA conference in late April to showcase our company. We were slightly over budget for this event.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by August 2007. We must generate at least $1,000 in net consulting fee revenues in order to fund all expenditures under our 12-month plan of operation. Net consulting fee revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for first quarter ended March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 14, 2007 the SEC declared our registration statement on Form SB-2 effective, which registered 1,975,000 common shares for resale held by 38 non-affiliated investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

  Exhibit
  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
   31.2        Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
   32.2        Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May, 2007.

                               MINHAS ENERGY CONSULTANTS, INC.


Date: May 1, 2007              By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name: Manmohan Minhas
                               Title: President/CEO, principal executive officer



Date: May 1, 2007              By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name:  Ravinder Minhas
                               Title: Chief Financial Officer,
                                      Principal Financial Officer