Form 10QSB
period 2007-06-30
MINHAS ENERGY CONSULTANTS, INC.
filed 2007-08-09
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 333-141060


                         MINHAS ENERGY CONSULTANTS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0518266
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Number of shares outstanding of the registrant's class of common stock as of August 9, 2007: 6,475,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended June 30, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets.................................................      3

     Statements of Operations.......................................      4

     Statement of Stockholder's Equity..............................      5

     Statements of Cash Flows.......................................      6

     Notes to the Financial Statements..............................      7

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            June 30,          December 31,
                                                              2007               2006
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 53,852           $ 91,959
                                                            --------           --------

      Total current assets                                    53,852             91,959

Website, net of accumulated amortization (Note 7)              1,966              2,236
                                                            --------           --------

Total assets                                                $ 55,818           $ 94,195
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $     --           $     --
                                                            --------           --------

      Total liabilities                                           --                 --
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    100,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,475,000 common shares                                    6,475              6,475
  Additional paid-in capital                                  96,775             96,775
  Deficit accumulated during the development stage           (47,432)            (9,055)
                                                            --------           --------

      Total stockholders' equity                              55,818             94,195
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 55,818           $ 94,195
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                           Cumulative
                                                                                          Amounts From
                                                    Date of                                  Date of
                                                 Incorporation                            Incorporation
                              Three Months      on May 11, 2006                          on May 11, 2006
                                  Ended               to            Six Months Ended           to
                              June 30, 2007      June 30, 2006        June 30, 2007       June 30, 2007
                              -------------      -------------        -------------       -------------
REVENUE                        $        --        $        --          $        --         $        --
                               -----------        -----------          -----------         -----------
OPERATING EXPENSES
  Amortization                         201                 --                  408                 472
  General & Administrative          13,564                 --               19,959              24,850
  Marketing                         18,010                 --               18,010              20,110
  Organization                          --              1,500                   --               1,500
  Website                               --                 --                   --                 500
                               -----------        -----------          -----------         -----------
Loss before income taxes           (31,775)            (1,500)             (38,377)            (47,432)

Provision for income taxes              --                 --                   --                  --
                               -----------        -----------          -----------         -----------

Net loss                       $   (31,775)       $    (1,500)         $   (38,377)        $   (47,432)
                               ===========        ===========          ===========         ===========
Basic and diluted loss per
Common share (1)
                               ===========        ===========          ===========         ===========
Weighted average number
of common shares
outstanding (Note 4)             6,475,000          4,500,000            6,475,000
                               ===========        ===========          ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                          Common Stock         Additional   During the       Total
                                       -------------------      Paid in     Development   Stockholders'
                                       Shares       Amount      Capital        Stage         Equity
                                       ------       ------      -------        -----         ------
Inception, May 11, 2006                     --      $   --      $    --      $     --       $     --

Initial capitalization, sale of
 common stock to Directors on
 May 11, 2006                        4,500,000       4,500                                     4,500
Private placement closed
 September 30, 2006                  1,975,000       1,975       96,775                       98,750

Net loss for the year                       --          --           --        (9,055)        (9,055)
                                     ---------      ------      -------      --------       --------

Balance December 31, 2006            6,475,000      $6,475      $96,775      $ (9,055)      $ 94,195

Net loss for the period                     --          --           --       (38,377)       (38,377)
                                     ---------      ------      -------      --------       --------

Balance June 30, 2007                6,475,000      $6,475      $96,775      $(47,432)      $ 55,818
                                     =========      ======      =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative
                                                                                               Amounts From
                                                          Date of                                 Date of
                                                       Incorporation                           Incorporation
                                                      on May 11, 2006       Six Months        on May 11, 2006
                                                             to                Ended                 to
                                                       June 30, 2006       June 30, 2007       June 30, 2007
                                                       -------------       -------------       -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                $  (1,500)          $ (38,377)          $ (47,432)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities
     Amortization expense                                       --                 408                 472
                                                         ---------           ---------           ---------

Net cash used in operating activities                       (1,500)            (37,969)            (46,960)
                                                         ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     4,500                  --             103,250
                                                         ---------           ---------           ---------

Net cash provided by financing activities                    4,500                  --             103,250
                                                         ---------           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                       --                (138)             (2,438)
                                                         ---------           ---------           ---------

Net cash used in investing activities                           --                (138)             (2,438)
                                                         ---------           ---------           ---------

(Decrease) increase in cash during the period                3,000             (38,107)             53,852

Cash, beginning of the period                                   --              91,959                  --
                                                         ---------           ---------           ---------

Cash, end of the period                                  $   3,000           $  53,852           $  53,852
                                                         =========           =========           =========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $      --           $      --           $      --
  Cash paid for interest                                 $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2007


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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information. Accordingly, they may not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The company's relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

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

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2007


NOTE 2. (CONTINUED)

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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from inception to June 30, 2007 of $(47,432). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     *    The Company has completed a SB-2 registration statement
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently funding marketing efforts to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2007


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 2007


NOTE 7. WEBSITE

                                       Accumulated
                          Cost        amortization        Net book value
                          ----        ------------        --------------
Website costs           $ 2,438          $ 472               $ 1,966
                        =======          =====               =======

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Minhas Energy Consultants, Inc. (referred to in this prospectus as "Minhas", "us", "we" and "our") was incorporated on May 11, 2006, in the State of Nevada. Minhas's principal executive offices are located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4. Our telephone number is (403) 735-5009. We are a development stage company with no revenue and limited operations to date. We do not expect to commence earning revenues until at least October 2007. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

RESULTS OF OPERATIONS

Our company posted losses of $31,377 for the three months and $38,377 for the six months ended June 30, 2007. Comparisons are not meaningful in this case as our company was incorporated on May 11, 2006. From inception to March 31, 2007 we have incurred losses of $47,432. The principal components of our losses for the six months ended June 30, 2007 included general and administrative costs of $19,959, marketing costs of $18,010 and amortization of our website of $408.

LIQUIDITY AND CASH RESOURCES

At June 30, 2007, we had working capital of $53,852, compared to $91,959 at December 31, 2006. At June 30, 2007, our total assets consisted of cash of $53,852 and property and equipment of 1,966, compared to cash of $91,959 and property and equipment of $2,136 at December 31, 2006.

We entered fiscal 2007 with $91,959 of cash. During the six months ended June 30, 2007, we used $37,969 for operations and $138 for our website, leaving a balance of $53,852 at June 30, 2007. We used approximately $16,020 to pay for professional and other fees related to our SB-2 registration statement and $2,260 for our share transfer agent. The balance of $1,679 in general and administrative costs was for general corporate purposes and our first quarter report. During the second quarter, we also spent $18,010 on marketing our company. We completed the design and development of our brochure marketing materials in April for $9,000, and are proceeding with production. We also completed the layout and development of our DVD based marketing material for $5,300, which was originally budgeted in the fourth quarter. We reviewed our budget prior to the end of March and decided to speed up the implementation of this program because it forms a key part of our ongoing marketing activities, and the cash was available under the budget. At this stage, we anticipate that we will be on budget to complete these materials. We also attended the annual APPEGA conference in late April to showcase our company. We purchased a booth for $3,710 and were slightly over budget for this event.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by October 2007. We must generate at least $1,000 in net consulting fee revenues in order to fund all expenditures under our 12-month plan of operation. Net consulting fee revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the second quarter ended June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 14, 2007 the SEC declared our registration statement on Form SB-2 effective, which registered 1,975,000 common shares for resale held by 38 non-affiliated investors. Effective May 21, 2007 our common shares were approved for trading on the OTCBB under the trading symbol "MHAS".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2007.

                               MINHAS ENERGY CONSULTANTS, INC.


Date: August 9, 2007           By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name:  Manmohan Minhas
                               Title: President/CEO, Principal Executive Officer



Date: August 9, 2007           By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name: Ravinder Minhas
                               Title: Chief Financial Officer, Principal
                                      Financial Officer