Form 10QSB
period 2007-09-30
MINHAS ENERGY CONSULTANTS, INC.
filed 2007-10-29
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2007

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

Number of shares outstanding of the registrant's class of common stock as of October 17, 2007: 6,475,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the nine months ended September 30, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                    Page Number
                                                                    -----------

Balance Sheets....................................................       3

Statements of Operations..........................................       4

Statement of Stockholder's Equity.................................       5

Statements of Cash Flows..........................................       6

Notes to the Financial Statements.................................       7

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,       December 31,
                                                              2007               2006
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 50,891           $ 91,959
                                                            --------           --------

      Total current assets                                    50,891             91,959

Website, net of accumulated amortization (Note 7)              1,765              2,236
                                                            --------           --------

Total assets                                                $ 52,656           $ 94,195
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $     --           $     --
                                                            --------           --------

      Total liabilities                                           --                 --
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    100,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,475,000 common shares                                    6,475              6,475
  Additional paid-in capital                                  96,775             96,775
  Deficit accumulated during the development stage           (50,594)            (9,055)
                                                            --------           --------

      Total stockholders' equity                              52,656             94,195
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 52,656           $ 94,195
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                     Cumulative
                                                                                                    Amounts From
                                                                                    Date of            Date of
                                                                                 Incorporation      Incorporation
                              Three Months     Three Months     Nine Months     on May 11, 2006    on May 11, 2006
                                 Ended            Ended            Ended              to                 to
                              September 30,    September 30,    September 30,     September 30,      September 30,
                                  2007             2006             2007              2006               2007
                               ----------       ----------       ----------        ----------         ----------
REVENUE                        $       --       $       --       $       --        $       --         $       --
                               ----------       ----------       ----------        ----------         ----------
OPERATING EXPENSES
  Amortization                        201              313              609               313                673
  General & Administrative          2,961               --           22,920                --             27,811
  Marketing                            --               --           18,010                --             20,110
  Organization                         --               --               --             1,500              1,500
  Website                              --               --               --                --                500
                               ----------       ----------       ----------        ----------         ----------
  Loss before income taxes         (3,162)            (313)         (41,539)           (1,813)           (50,594)

Provision for income taxes             --               --               --                --                 --
                               ----------       ----------       ----------        ----------         ----------

Net loss                       $   (3,162)      $     (313)      $  (41,539)       $   (1,813)        $  (50,594)
                               ==========       ==========       ==========        ==========         ==========
Basic and diluted loss per
Common share (1)
                               ==========       ==========       ==========        ==========         ==========
Weighted average number
of common shares
outstanding (Note 4)            6,475,000        4,521,467        6,475,000         4,513,908
                               ==========       ==========       ==========        ==========         ==========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                          Common Stock         Additional   During the       Total
                                       -------------------      Paid in     Development   Stockholders'
                                       Shares       Amount      Capital        Stage         Equity
                                       ------       ------      -------        -----         ------
Inception, May 11, 2006                     --      $   --      $    --      $     --       $     --

Initial capitalization, sale of
 common stock to Directors on
 May 11, 2006                        4,500,000       4,500                                     4,500
Private placement closed
 September 30, 2006                  1,975,000       1,975       96,775                       98,750

Net loss for the year                       --          --           --        (9,055)        (9,055)
                                     ---------      ------      -------      --------       --------

Balance December 31, 2006            6,475,000      $6,475      $96,775      $ (9,055)      $ 94,195

Net loss for the period                     --          --           --       (41,539)       (41,539)
                                     ---------      ------      -------      --------       --------

Balance September 30, 2007           6,475,000      $6,475      $96,775      $(50,594)      $ 52,656
                                     =========      ======      =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                    Cumulative
                                                                                                   Amounts From
                                                                                 Date of             Date of
                                                                              Incorporation       Incorporation
                                                            Nine Months       on May 11, 2006     on May 11, 2006
                                                              Ended                 to                  to
                                                           September 30,       September 30,       September 30,
                                                               2007                2006                2007
                                                             ---------           ---------           ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $ (41,539)          $  (1,813)          $ (50,594)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Amortization expense                                          609                  --                 673
                                                             ---------           ---------           ---------

Net cash used in operating activities                          (40,930)             (1,813)            (49,921)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            --             103,250             103,250
                                                             ---------           ---------           ---------

Net cash provided by financing activities                           --             103,250             103,250
                                                             ---------           ---------           ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                         (138)                 --              (2,438)
                                                             ---------           ---------           ---------

Net cash used in investing activities                             (138)                 --              (2,438)
                                                             ---------           ---------           ---------

(Decrease) increase in cash during the period                  (41,068)            101,437              50,891

Cash, beginning of the period                                   91,959                  --                  --
                                                             ---------           ---------           ---------

Cash, end of the period                                      $  50,891           $ 101,437           $  50,891
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $      --           $      --           $      --
  Cash paid for interest                                     $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2007


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2007


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from inception to September 30, 2007 of $(50,594). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed a SB-2 registration statement and been granted a trading symbol for the trading of its common shares on the OTCBB
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently funding marketing efforts to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2007


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2007


NOTE 7. WEBSITE

                                       Accumulated
                          Cost        amortization        Net book value
                          ----        ------------        --------------
Website costs           $ 2,438          $ 673               $ 1,765
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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Minhas Energy Consultants, Inc. (referred to in this prospectus as "Minhas", "us", "we" and "our") was incorporated on May 11, 2006, in the State of Nevada. Minhas's principal executive offices are located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4. Our telephone number is (403) 735-5009. We are a development stage company with no revenue and limited operations to date. We do not expect to commence earning revenues until at least 2008. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

RESULTS OF OPERATIONS

Our company posted losses of $3,162 for the three months and $41,539 for the nine months ended September 30, 2007. This compares to $313 for the three months and $1,813 for the period from our incorporation on May 11, 2006 to September 30, 2006. From inception to September 30, 2007 we have incurred losses of $50,594. The principal components of our losses for the nine months ended September 30, 2007 included general and administrative costs of $22,920, marketing costs of $18,010 and amortization of our website of $609.

LIQUIDITY AND CASH RESOURCES

At September 30, 2007, we had working capital of $50,891, compared to $91,959 at December 31, 2006. At September 30, 2007, our total assets consisted of cash of $50,891 and property and equipment of 1,765, compared to cash of $91,959 and property and equipment of $2,136 at December 31, 2006.

We entered fiscal 2007 with $91,959 of cash. During the nine months ended September 30, 2007, we used $40,930 for operations and $138 for our website, leaving a balance of $50,891 at September 30, 2007. We used approximately $16,020 to pay for professional and other fees related to our SB-2 registration statement and $2,260 for our share transfer agent. The balance of $4,640 in general and administrative costs was for general corporate purposes and our quarterly reports. During the second quarter, we also spent $18,010 on marketing our company. This included costs for the design and development of our brochure marketing materials in April of $9,000, and the layout and development of our DVD based marketing material for $5,300. We also purchased a trade show booth for $3,710.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by 2008. We must generate at least $1,000 in net consulting fee revenues in order to fund all expenditures under our 12-month plan of operation. Net consulting fee revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the third quarter ended September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2007.

                               MINHAS ENERGY CONSULTANTS, INC.


Date: October 29, 2007         By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name:  Manmohan Minhas
                               Title: President/CEO, Principal Executive Officer



Date: October 29, 2007         By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name: Ravinder Minhas
                               Title: Chief Financial Officer, Principal
                                      Financial Officer