Form 10KSB
period 2007-12-31
MINHAS ENERGY CONSULTANTS, INC.
filed 2008-03-25
CIK 1388486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

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

             Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4
               Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (403) 735-5009

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None                                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Net revenues for its most recent fiscal year: $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 24, 2008: $98,750.00

Number of common voting shares outstanding as of March 20, 2008: 6,475,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.   Description of Business                                              3
Item 2.   Properties                                                          13
Item 3.   Legal Proceedings                                                   13
Item 4.   Submission of Matters to a Vote of Security Holders                 13

PART II
Item 5.   Market For Registrant's Common Equity and Related Stockholder
           Matters                                                            14
Item 6.   Plan of Operation                                                   16
Item 7.   Financial Statements and Supplementary Data                         18
Item 8.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           18
Item 8A.  Controls and Procedures                                             18
Item 8B.  Other Information                                                   18

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons        19
Item 10.  Executive Compensation                                              21
Item 11.  Security Ownership of Certain Beneficial Owners and Management      22
Item 12.  Interest of Management and Others in Certain Transactions           23
Item 13.  Exhibits                                                            24
Item 14.  Principal Accountant Fees and Services                              24

Signatures                                                                    25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Minhas Energy Consultants, Inc. (referred to as "Minhas", "us", "we" and "our") was incorporated on May 11, 2006, in the State of Nevada. Minhas's principal executive offices are located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4. Our telephone number is (403) 735-5009. We are a development stage company with no revenue and limited operations to date. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

We are providing our services within Western Canada, which includes the provinces of Saskatchewan, Alberta, and British Columbia. We are focusing on this area because it provides approximately 93% of Canada's total conventional oil and gas production and is expected to remain the dominant area in to the foreseeable future. Western Canada is also well regarded globally as a major producer and recently has been recognized as a key to secure and stable future oil and gas supplies for North America. It has been an active area for exploration and production for over 60 years and is represented by many participants in all segments of the industry.

We are focusing our consulting services on reservoir and petroleum engineering and engineering services related to the procurement and construction of infrastructure for the production and distribution of oil and gas from the wellhead to the major transport systems for refining. These are two fast growing engineering segments in the industry, and are presently experiencing significant demand due to an acceleration of exploration activities and a shortage of related manpower.

RESERVOIR AND PETROLEUM ENGINEERING

Reservoir and petroleum engineering consists of all engineering activities related to the analysis and recommendations for an underground reservoir containing oil and/or gas. In order to perform an analysis and reach a conclusion, we as professional engineers will gather all available geological data for the subject property, including the type of rock, and the properties of the rock, such as porosity and permeability. The more porous or permeable the rock is, the greater the likelihood that it can potentially contain oil and gas within the voids or structure of the rock. We will also perform a detailed analysis of any geological mapping, which shows the potential thickness and extent of oil and gas reserves located underground. Geological mapping is generally obtained through seismic data activities and analysis of all other data such as logs, drill test results and oil and gas production history from the wells subject to analysis and any other wells that have been drilled in the immediate vicinity. These types of geological mapping data are provided by specialized contractors to the oil and gas exploration and production company,

We will focus on analysis of this data with the use of specialized computer programs, for the purpose of determining the probability of the presence of oil and gas, the most promising location to explore, the likelihood of recovery and ultimately, the probability of profitably producing oil and gas from the underground location. The results are used by our prospective clients for investment decisions for new exploration, expansion of drilling programs to increase existing production, or for regulatory purposes with respect to public disclosure of potential oil and gas reserves. With the help of these services, exploration companies are able to make decisions whether to proceed with drilling and developing their properties. As part of our engagement, we will also make recommendations regarding various drilling and production technologies for development of various oil and gas fields. Many finance and investment companies also rely heavily on these analyses to develop financing decisions on behalf of their oil and gas clients.

OIL AND GAS PRODUCTION FACILITIES ENGINEERING, PROCUREMENT AND CONSTRUCTION MANAGEMENT

Our services in this segment will be focused on securing contracts for the engineering, procurement and construction management of oil and gas gathering and transportation facilities, processing plants and compressor stations, gas dehydration units and wellsite engineering. We will not be acting as a general contractor or physically constructing any of the facilities or equipment. We will be providing consulting engineering services to contractors, construction companies and oil and gas production companies. Our engineering services will generally include preparation of basic facilities design, writing specifications, inviting bids from the equipment and services suppliers, evaluation of bids and providing recommendations to the client for most suitable supplier, preparing Purchase Orders for equipment and services on behalf of the owner, and sending independent inspectors to the construction site to ensure quality control. This work is all undertaken on behalf of the owner of the production facilities. We only provide the consulting engineering staff (and any related people such as draftspeople, inspectors etc) to complete the project. We bill for our services on an agreed consulting rate for actual hours spent on the project.

We plan on earning our revenues by charging consulting fees, which will be billed on an hourly basis for time spent providing our services, or we may enter into fixed price contracts. Hourly rates are currently $350.00 per hour for fully qualified and highly experienced engineers such as our President, and $250.00 for more junior engineers. Hourly fees or rates are generally subject to negotiation with the client and are influenced significantly by competitor's rates, competitive bidding and the state of the industry with respect to overall activity levels. Hourly billings will be calculated on the basis on an agreed hourly rate multiplied by the hours spent on the specific project. We may also require the client to reimburse is for direct costs such as supplies or travel expenses, Fixed price contracts are usually subject to competitive bidding by two or more competitors. The client will specify a detailed scope of work and invite interested and qualified parties to provide a fixed price for completion of the work.

While we have bid on several contracts, as of the date hereof we have not yet entered into any engagements or consulting contracts.

On March 14, 2007 the SEC declared our registration statement on Form SB-2 effective, which registered 1,975,000 common shares for resale. Effective May 21, 2007 our common shares were posted for trading on the OTCBB under the trading symbol "MHAS". Of the 6,475,000 common shares outstanding at present, 4,500,000 shares are held by our officers and directors.

THE MARKET

Almost all the conventional oil and gas production in Canada comes from an area referred to as the Western Canadian Sedimentary Basin ("WCSB"). Most regions in Alberta, northeastern British Columbia, and southwestern Saskatchewan define this area geographically. The oil and gas wells in the WCSB generally contain petroleum reservoirs that vary in depth from approximately 400 feet to 10,000 feet. It is generally believed this area was a shallow sea for millions of years and that decaying sea life and vegetation over the millennia provided the inputs for significant oil and gas reserves in the present age.

According to Canadian Association of Petroleum Producers (CAPP), the WCSB is home to approximately 76% of oil and 98% of natural gas produced in Canada from conventional methods (excluding offshore and oilsands production).

We believe the number of oil and gas wells will likely remain constant or increase slightly into the foreseeable future, and that overall conventional oil and gas production from the WCSB will decrease by 1 to 3% annually, despite increased drilling for new wells and production, due to overall depletion. The large number of operating oil and gas wells means that that need for significant modifications and improvements to oil and gas facilities should continue into the foreseeable future. As wells deplete, the characteristics of oil and gas being produced from the ground change (such as lower pressure, additional water etc.) requiring equipment and production facilities modifications. As production rates decrease, reservoir engineering studies are required to analyze different ways to stimulate production from existing wells.

All of this increased activity has resulted in a significant increase in capital spending to bring these new wells into production, in addition to ongoing expenditure programs to keep older wells and equipment in operation. According to Canadian Association of Petroleum Producers (CAPP), oil and gas companies spent $34.8 billion in 2005 for exploration and development of conventional oil and gas fields. Overall drilling expenditures were $21.3 billion and field equipment and gas plant expenditures were $9.1 billion. Recent estimates point to a 5% increase in overall capital expenditures for 2006 and 2007 is expected to be at 2006 levels, or slightly higher. Engineering expenditures are included in these amounts and not disclosed separately, as many engineering companies are private or in house, or are large vertically integrated companies conducting engineering services and construction contracting. We believe, based on the past experiences of our President and aggregate expenditures disclosed by APPEGA, that engineering services that we intend to provide generally form approximately 3% of the capital investment spent on engineering consulting work for facilities construction, and less than 1% of overall drilling expenditures for reservoir engineering services.

All of this increased activity, in a time span of less than 7 years due to rising prices, and the new coal bed methane developments has ultimately led to a shortage of engineers specialized in petroleum, reservoir and production facilities engineering. The following factors have also compounded this current industry problem:

     * The previous 10-15 year period of low oil and gas prices kept many young people from pursuing a career in the industry due to a lack of opportunities. The time to train new recruits takes a total of 7 to 10 years subsequent to completion of high school, including a minimum of 4 years of full time university training.
     * Increased demand for engineering talent has also been fuelled by mergers, acquisitions and the rapid formation of income trust companies. Higher prices has lead to a significant increase in this activity over the last several years. For a merger or acquisition of an oil and gas company to take place, third party consulting engineers typically must first play a significant role in evaluating oil and gas reserves on behalf of the purchaser. This includes an in depth analysis of all geological, engineering and production data. Very few companies have their own in-house expertise to undertake this task, and many buyers and financiers require independent third party professional evaluations.
     * According to Nickle's Oil Bulletin, Calgary Alberta is home to more than 500 medium and large exploration companies. Saskatchewan and British Columbia are home to approximately 50 additional companies. The number has grown significantly over the last several years, commensurate with the increase in oil and gas prices resulting in significant manpower shortages, as each new participant tries to find professional staff for its operations.
     * Recently, small companies have been playing a large role in the exploration for oil and gas. Many of these companies cannot afford a full time complement of professional engineering staff and rely on hourly consultants to control costs.

COMPETITION AND COMPETITIVE STRATEGY

Even though the industry is currently experiencing a shortage of qualified and experienced engineers, it remains highly competitive. We believe competition is based primarily on relationships, the quality and the professional standard of service, the ability to provide integrated services for the entire project (ie: engineering, design, construction management and start up services for the completion of an entire project) and a competitive price for the services. Our direct competition is made up of many publicly and privately owned companies, many of which are staffed and structured to provide a full range of integrated services. APEGGA, our officers and directors professional association, currently estimates there are approximately 800 companies offering similar services to those planned buy our company in Alberta alone. Our large competitors include NYSE traded public companies such as Fluor Corporation and the Bechtel Companies, likely the largest private company in existence in North America. Many companies within the industry are privately-held. Therefore, we are unable to assess the size of all of our competitors, but we would presently be classified as one of the smallest in our business segment.

We believe users of consulting engineering services are aligning themselves with companies who are financially stable, market a broad portfolio of services and offer superior customer service. Most, if not all of our competitors have broader service offerings and far greater financial and other resources available to them. They generally possess extensive professional capabilities and an extensive track record of accomplishments in the industry. Our competition may have a material adverse effect on our results of operations and financial condition and prevent us from achieving profitable operations.

We plan to compete by positioning ourselves as a supplier of quality services. Our officers and directors have are experienced in the industry and have developed a number of contacts with senior engineering and management personnel in various oil and gas exploration and production companies located in our target market. These contacts were developed through previous employment in senior and professional positions, through Minhas Training and Development Inc. (See "Directors, Executive Officers, Promoters and Control Persons") through which our President conducted seminars to professional engineers and other staff in Western Canada, and through volunteer work in various organizations such as APEGGA.

Into the foreseeable future, we also plan to implement and adhere to the following complementary strategies to build our business and compete effectively with our competitors:

     * Maintain our focus on the provision of consulting services for production facilities and reservoir engineering, as these market segments are currently experiencing the highest demand in the industry. These segments are also expected to experience the highest growth rates into the foreseeable future
     * Actively market our company through trade shows, targeted advertising to our industry, and follow up in person on a regular basis with our contacts in the various oil and gas companies
     * Actively employ the use of third party engineering software to improve efficiency and minimize the need for manpower
     * Establish working relationships with other small to medium sized consulting companies to offer integrated and comprehensive service to compete with the larger integrated companies

SALES STRATEGY

One of our key primary strategies to generate consulting fees is regular contact with all of the industry professionals with who we have established relationships in the past. We will follow a process of personal contact at least every 3 months. We also use the following complementary strategies to build our business and revenues:

     * Review of all trade publications for tenders or proposals for consulting engineering work. Production and exploration companies regularly publish these requests in trade publications such as Alberta Oil, Oilweek and Nickle's Oil Bulletin.
     * Follow a process of regular cold calls with key personnel at various oil and gas companies with whom we have not had past relationships.
     * Regularly monitor all reservoir and production development applications made by the oil and gas companies to the Government regulatory agencies such EUB (Alberta Energy Utilities Board) and their counterparts in BC and Saskatchewan.
     * Attend all relevant oil and gas trade shows to locate prospects that could potentially use our consulting engineering services.
     * Update our website at www.Minhasenergy.com regularly to reflect any new projects that may be in process or that have been completed.

DISTRIBUTION OF PRODUCTS OR SERVICES

We are planning to generate revenues through the provision of consulting services to various companies operating in the oil and gas industry. The distribution of products and services to consumers or businesses is not a factor in our business.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business, other than manpower. Because we provide consulting services, the supplies we need for our business are limited generally to office supplies, and computer hardware and software, all of which are readily available from multiple suppliers.

The most significant input impacting our business is professional engineering manpower, of which there is currently a shortage of qualified personnel. Initially, we do not anticipate this being a detriment to our business, as our officers and directors will apply their own engineering expertise to provide consulting work themselves. As the number of projects and the demand for the company's services grow, we will need to retain more engineers either as employees or on a contract basis. In order to plan for and fulfill our requirements, we will need to maintain an extensive database of highly experienced consultants.

To minimize any future manpower shortages, we plan to draw upon our existing contacts when necessary, and we will also establish new relationships and work with other engineering companies that offer complementary and related engineering expertise. This may include companies that provide similar services such that together we can complete a project with combined manpower, or complementary services such as electrical and civil engineers to complete construction related projects that require disciplines that our company has no experience or expertise with.

If we cannot attract qualified people, or align ourselves with other consulting engineering companies that can assist with projects for which we cannot complete ourselves because of a lack of manpower, our business and operations will be materially impacted, and may even result in our clients taking their business to our competitors.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not have any customers or clients at present, nor have we completed or entered into any consulting contracts.

Although there are numerous oil and gas companies located in Western Canada from which we can obtain consulting work, the type of services we are planning to provide typically involve significant time and financial commitment to complete. A typical contract may take several months and all of the limited time of our Officers and Directors.

Dependence on one or a few major clients is also due to the nature of our business, our small operations and a lack of professional employees, and the limited time that our officers and directors can spend on our business. Therefore, there is a strong likelihood that we will become dependent on one or a few major clients. The loss of any consulting contract, or any major disagreement with respect to performance under a contract, would therefore materially impact our business and financial condition

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

There are no inherent factors or circumstances associated with our business that would give cause for any patent, trademark or license infringements or violations. We do not hold any intellectual property and we do not anticipate any additions in the foreseeable future. Because we are focusing on providing consulting services, we use various third party computer software programs to assist us with the engineering processes and evaluations we perform to form our work. This software is readily available from several suppliers and we do not plan on developing any software ourselves.

We do not hold any other intellectual property and we do not anticipate any additions in the foreseeable future. We have not entered into any franchise agreements or other contracts that have given, or could give rise, to obligations or concessions.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Mr. Manmohan Minhas is a fully qualified professional engineer and Mr. Ravinder Minhas is a member in training. Both of our Officers and Directors are members in good standing with APEGGA in Alberta. APEGGA is the self governing professional association for professional engineers in Alberta. It sets all standards for education, engineering practice, conduct, discipline and entry into the professions of Engineering, Geology and Geophysics. Current regulations require that the President of a company carrying out consulting engineering based in Alberta, must be a Professional Engineer and a member in good standing with APEGGA. Our President has been a professional engineer in good standing with APEGGA since 1984. Because Ravinder Minhas is a member in training, Manmohan Minhas must approve and certify all of his work performed on behalf of our company. This requirement will also apply to any other individual or company performing engineering work on our company's behalf, whether they are fully qualified engineers or not.

If we are successful in obtaining consulting engineering engagements or contracts in British Columbia or Saskatchewan, we will be required to register on a project by project basis to obtain a "Permit to Practice". This involves submission of an application describing the scope of work and payment of fees to the respective professional engineering association. The approval is routine in nature and guided by the inter-provincial engineering association agreements and their agreement to recognize each other's professional members.

There are no regulations that apply to carrying out reservoir or petroleum engineering activities other than professional certification and adherence to good engineering standards and practices. As disclosed herein, these activities are focused solely on the analysis and interpretation of data and the formulation of recommendations.

There are many legislative and professional body rules, regulations and guidelines we must comply with when performing oil and gas production facilities engineering. These rules and regulations have all been enacted to ensure a safe workplace and operation of equipment. Professional engineers, as part of their training and the practice of their profession, are required to have thorough knowledge of these requirements in the jurisdictions in which they practice. They are also responsible for ensuring that all subcontractors and equipment suppliers have complied with all applicable rules and regulations and must certify to their client and regulatory bodies that there is compliance.

All oil and gas production facilities have to be designed in accordance with good engineering principles and in compliance with various approved equipment codes of the Canadian Standards Association, American, Society of Mechanical Engineers, Alberta Energy Utilities Board and certain other organizations. If we fail to comply with these standards, there is a financial risk to our company and the Discipline Committee of APEGGA may suspend or cancel our consulting engineering permit and/or the professional engineering permit of Mr. Manmohan Minhas. This would prohibit us from engaging in further consulting work, subject us to significant liabilities and materially effect our ability to operate.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

Minhas Energy has not incurred any research and development costs to date, and has no plans to undertake any research and development activities during the first year of operation.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws apply directly to the owners and operators of oil and gas exploration and production companies. They do not apply to companies or individuals providing professional consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

FACILITIES

Our Officers and Directors have provided us with 400 sq ft of furnished office space located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4 Canada, free of charge for at least the next 12 months. This location will serve as our primary office for planning and implementing our business plan. We have also budgeted to maintain and host web server space for our website through a third party at a cost of $500 per year. Mr. Manmohan Minhas and Mr. Ravinder Minhas, our Officers and Directors, will also work from their residence located at 28 Arbour Estates Green NW, Calgary, Alberta, Canada, at no charge to our company.

EMPLOYEES

Minhas has no employees at the present time. Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We  have  no  intention  of  hiring   employees  until  the  business  has  been
successfully launched and we have sufficient, reliable revenue flowing into Minhas from our operations. Our officers and directors are planning to do whatever work is required until our business to the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization. We do not expect to hire any employees within the first year of operation.

During the next 12 months and into the foreseeable future, if we are successful in obtaining consulting projects that require professional or administrative personnel that is either beyond the scope or capacity of our Officers and Directors, we may enter into joint ventures with four private Alberta based consulting engineering companies with which we have established relationships. Subject to negotiation of the terms and compensation, these companies are receptive to revenue or profit sharing arrangements. There are also many independent consultants with which we have long term relationships that we could potentially draw upon to fulfill our manpower requirements. These people are experienced in the professional services we intend to provide and that provide their services on an hourly basis. We will not enter into consulting contracts or engagements if we do not have the manpower to complete the project on a timely basis or according to the specifications provided by our clients.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on May 11, 2006, and have very limited operations. We have not realized any revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2007 is $(69,133). Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     * our ability to market our services to the oil and gas exploration and production companies in the industry;
     *    our ability to generate ongoing consulting fee revenues;
     *    our ability to control costs, and;
     * our ability to compete with competing service providers in the industry, that are providing similar or broader services

Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the marketing of our services, and we believe it will take an extended period of time to develop relationships with prospective clients. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY REVENUES AND FINANCING TO IMPLEMENT OUR BUSINESS PLAN WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

We have no operating history, no revenues and only losses to date. We may not be able to achieve profitability, and if this occurs we will not be able to pay our operating costs and we may go out of business.

At December 31, 2007 we had $35,550 of cash. How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all. We may need to issue additional equity securities in the future to raise the necessary funds. If we are successful, the issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

We are engaged in a highly competitive industry. Competition from other companies is intense and expected to increase. Most of our competitors have substantially greater resources, professional staff, sales and marketing staff, and professional capabilities than we do. Many of our competitors offer a full line of complementary consulting services to the industry and have developed strong long lasting relationships with their clients. There can be no assurance that we will be able to effectively compete with our competitors or that their present and future services would render our services noncompetitive.

MINHAS' BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE MINHAS' SUCCESS IN ITS INTENDED MARKET

Our survival is currently dependent upon the success of our efforts to gain market acceptance of our services in a small sector of the overall oil and gas industry. Should our services be too narrowly focused or should the target market not be as responsive as Minhas anticipates, we may not have in place alternate services that we can offer to ensure its survival.

INABILITY OF OUR OFFICERS AND DIRECTORS TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT MINHAS' SUCCESS.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. Since our officers and directors are currently employed full time elsewhere, they are only able to commit up 30 hours a week doing work for Minhas. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our product, their limited devotion of time and attention to our business may hurt the operation of our business.

Should the business develop faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR SERVICES AND ONGOING OPERATIONS.

The marketing and performance of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers (specifically Mr. Manmohan Minhas) would negatively impact our ability to sell and perform our services, which could adversely affect our financial results and impair our growth. Currently, we have no employment agreements with our key employees and do not anticipate entering into any such agreements in the foreseeable future.

Our business is labor intensive and our industry is currently experiencing a shortage of qualified professional engineers. If we are successful in obtaining consulting engagements or contracts and do not have the appropriate manpower to fulfill our obligations, our reputation, operations and financial condition may be adversely effected.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated March 18, 2008, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our services gain significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our services that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF MINHAS DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS.

Officers and directors directly own 4,500,000 shares of the total of 6,475,000 issued and outstanding shares of Minhas's common stock and are in a position to continue to control Minhas. Of these 6,475,000 shares, Mr. Manmohan Minhas, our President, owns 4,000,000 shares and Mr. Ravinder Minhas, our Secretary Treasurer and CFO owns 500,000 shares. Collectively they own 69.5% of our total outstanding common shares, and Manmohan Minhas is the father of Ravinder Minhas. Such control may be risky to the investor because the entire company's operations are dependent on a very few people who could lack ability, or interest in pursuing Minhas operations. In such event, our business may fail and you may lose your entire investment. Moreover, new investors will not be able to effect a change in the company's business or management.

RISKS ASSOCIATED WITH OUR COMMON STOCK

DIFFICULTY FOR MINHAS STOCKHOLDERS TO RESELL THEIR STOCK DUE TO A LIMITED PUBLIC TRADING MARKET

There is a very limited public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

In order to comply with these requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of these costs is an expense to our operations and they have a negative effect on our ability to meet our overhead requirements and earn a profit.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 100,000,000 shares of common stock. At present, there are 6,475,000 common shares issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Minhas in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT

Our officers and directors, currently own 4,500,000 shares of the total of 6,475,000 issued and outstanding shares of our common stock. Collectively they own 69.5% of our total outstanding common shares. These shares are currently restricted from trading and under Rule 144, these shares are only available for resale to the public if:

     * We are no longer a shell company as defined under section 12b-2 of the Exchange Act. A "shell company" is defined as a company with no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents.
     * We have filed all Exchange Act reports required for the past 12 months; and
     * If applicable, at least one year has elapsed from the time that we file current Form 10 information on Form 8-K changing our status from a shell company to an entity that is not a shell company.

At present we are considered to be a shell company under the Exchange Act. If we meet the requirements at any date subsequent to the date hereof in the future, our officers and directors would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 64,750 shares; or the average weekly trading volume of Minhas common stock during the four calendar weeks, preceding the filing of a notice on Form 144 with respect to the sale for sales exceeding 5,000 shares or an aggregate sale price in excess of $50,000. If fewer shares at lesser value are sold, no Form 144 is required.

The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN CANADA. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and each of our officers and directors are located in Alberta, Canada. Our planned for operations will also be conducted in both of these countries as well as any additional assets that we acquire hereafter. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in these countries, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property, real or otherwise. Our Officers and Directors have provided us with 400 sq ft of furnished office space located at Suite 110, 1915
- 27 Avenue NE Calgary Alberta T2E 7E4 Canada, free of charge for at least the next 12 months. This location will serve as our primary office for planning and implementing our business plan. We have also budgeted to maintain and host web server space for our website through a third party at a cost of $500 per year. Our officers and directors will also work from their residence in Calgary Alberta at no charge to our company.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "MHAS." The quarterly high and low reported sales prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

                                                       High        Low
                                                       ----        ---
     YEAR ENDED DECEMBER 31, 2007

        Three Months Ended December 31, 2007            --          --

        Three Months Ended September 30, 2007           --          --

        May 21 - June 30, 2007                          --          --

The foregoing quotations were provided by Yahoo finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were no reported sales or trades on the OTCBB subsequent to our common shares being approved for quotation on the OTC Bulletin Board on May 21, 2007.

Of the 6,475,000 shares of common stock outstanding as of March 24, 2008, 4,500,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At March 14, 2008 three were 32 holders of record.

Routh Stock Transfer, Suite 1000, West Plano Parkway, Plano, Texas, USA 75093 is the registrar and transfer agent for our common shares. Their phone number is
(972) 381-2782 and their fax number is (972) 381-2783.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On May 11, 2006 Mr. Manmohan Minhas, our President and Director, purchased 4,000,000 shares of our common stock for $0.001 per share or an aggregate of $4,000. On May 11, 2006 Mr. Ravinder Minhas, our Secretary Treasurer and Director, purchased 500,000 shares of our common stock for $0.001 per share or an aggregate of $500. No underwriters were used, and no commissions or other remuneration was paid except to Minhas. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Mr. M. Minhas and Mr. R. Minhas are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Minhas, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

On September 30, 2006 we accepted subscription agreements that sold 1,975,000 common shares to 38 subscribers at an offering price of $0.05 per share for gross offering proceeds of $98,750. This was an offshore transaction pursuant to Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the following persons are not U.S. persons, as the term is defined under Regulation S and the sales of our common stock to the following person are made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by Minhas, any distributor, any of ourr respective affiliates, or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the SECURITIES ACT OF 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the SECURITIES ACT OF 1933, if an exemption from registration requirements of the SECURITIES ACT OF 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the SECURITIES ACT OF 1933.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF FROM REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock with a par value of $0.001. We are not authorized to issue shares of preferred stock. As at March 24, 2008 we had 6,475,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, filed on March 5, 2006.

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

Our goals over the next 12 months are:

     * Build awareness of our company in our target market through a program of direct contact and advertising through selected media that is focused on our prospective clients
     *    Achieve revenue by December 31, 2008.
     *    Achieve break even operations over the next 18 months

During 2007, we set up our Website www.MinhasEnergy.com , compiled a list of perspective customers and companies by researching Nickle's Oil Bulletin, OIlweek and other industry publications. We also attended the International Gas and Oil (GO) Exposition held in Calgary June 12 to 14, 2007 where there were 600 exhibitions and had 20 000 attendees. This was very helpful in maintaining our understanding of the industry and talking to various perspective clients. We also attended APEGGA (Association of Professional Engineers Geologists and Geophysicists of Alberta) Luncheons and member meetings. Various meetings were held with perspective clients. Cold calls were also made and a brochure has also been prepared.

Plans for 2008 consists of finishing the CD/DVD, preparing designs and contents of the billboards, booking booths at Tradeshows including APEGGA Annual Convention, Heavy Oil Shows in Edmonton and Regina. Also cold calls will be made and further meetings will be held with perspective consultants. We will also prepare to do a targeted mailing of our CD/DVD as well as brochure.

During the first stages of Minhas's growth, our officers and directors will provide all the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, our officers and directors will continue to be responsible for all labor required to market our services to prospective clients and perform any professional engineering services for at least the first year of operations. If we manage to obtain engagements or contracts that necessitates the need for additional professional personnel, we plan on obtaining these services on an hourly contract basis only. We presently have no intention to hire additional employees during our first year of operations. Due to our limited financial resources, each of the management team will dedicate approximately 10 - 20 hours a week in order to carry out our operations.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Our company posted losses of $60,078 for the year ended December 31, 2007 compared to $9,055 for the prior period from our incorporation on May 11, 2006. From inception to December 31, 2007 we have incurred losses of $69,133. The principal component of these losses was marketing expenses of $32,510
(2006-$2,100)  and  general  and  administrative  expenses  of  $27,181  ( 2006-
$4,891).

At December 31, 2007 we had working capital of $32,550, compared to working capital of $91,959 at December 31, 2006. At December 31, 2007 our total assets Consisted of cash of $35,550 and net capital assets of $1,567. This compares with total assets at December 31, 2006 of $91,959 and $2,236 respectively.

At December 31, 2007 our total current liabilities, all accounts payable, increased to $3,000 from $nil at December 31, 2006.

We had $35,550 of cash at the beginning of our 2008 fiscal year. We currently believe our cash resources are only sufficient to satisfy our needs over the next 4-6 months if we cannot generate any revenues. Cash on hand is presently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months unless we are successful in procuring engineering contracts that require additional manpower.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

     *    the report of independent accountants

     *    balance sheet as of December 31, 2007

     * statements of operations, cash flows and stockholders' deficiency from the incorporation date to December 31, 2007

     *    notes to the financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls and procedures.

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                                              Date First Elected
       Name                  Position Held with the Company          Age         or Appointed
       ----                  ------------------------------          ---         ------------
Manmohan S. Minhas       President, CEO and Director                  52         May 11, 2006
Ravinder S. Minhas       Secretary Treasurer, CFO and Director        24         May 11, 2006

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. MANMOHAN S. MINHAS, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Manmohan Minhas has been serving as Minhas' President and a member of Minhas' Board of Directors since May 11, 2006. The term of his office is for one year and is renewable on an annual basis.

Mr. Manmohan Minhas worked for PanCanadian Petroleum (now EnCana Corporation) from May 1980 to August 1993. He started as a Project Engineer and worked on the design and construction of oil and gas production facilities for the company. These facilities included gas plants, compressor stations, pipelines, and oil production batteries. By August 1985, he had successfully completed over $100 million worth of projects and led a department with 20 employees. On July 1986, he was transferred to Reservoir Exploitation Department, where he worked on conceptual planning, reservoir engineering studies, primary and secondary petroleum recovery studies, reserve estimates, and production forecasts. These projects were all based in central and southern Alberta. In this position, he was responsible for the supervision of 12 engineers.

From June 1988 to September 1990 he was the leader of the Reserves Task Force for Pan Canadian, with a group of 15 engineers, geologists and computer personnel. The group reviewed over 15,000 oil and gas properties the company had interest in Alberta, Saskatchewan, BC, Colorado and California for purposes of regulatory disclosure of oil and gas reserves reporting. On September 1990, he was appointed Supervisor, Production Revenue Department, and was responsible for acquisitions and divestures of producing properties, and an operations budget for the company of over $500 million annually. He was also responsible for contracts for processing and transportation of oil and gas through the company's facilities, and supervised a staff of approximately 20 personnel.

During his tenure with Pan Canadian, he also supervised 7 Alberta based oil and gas exploration projects through conceptual development, drilling and production, with an aggregate expenditure budget in excess of $150 million. Mr. Minhas left PanCanadian in August 1993. From August 1993 to September 1994 he acted as a Principal Consulting Engineer with Quantel Engineering Ltd. At Quantel, Mr. Minhas did conceptual, detailed engineering and Project Management of oil and gas field production facilities in Southern Alberta, including compressor stations, pipelines, gas plants and gas wellsite construction and development.

In April 1990, he founded and acted as President of Minhas Training & Development, Inc., which conducted seminars for multi-national oil companies located throughout the world, including Indonesia, Malaysia, Thailand, Brunei, Canada, USA, Singapore and Russia. Subjects taught included Reservoir Engineering, Petroleum Economic Evaluations, Petroleum Production Facilities and Project Management. He taught these seminars until July 2000.

He received his B.Sc. (Mechanical Engineering) from the University of Calgary in 1980. He is a Registered Professional Engineer with Association of Professional Engineers, Geologists and Geophysicists of Alberta ("APEGGA"). He was given an Exemplary Voluntary Service Award by APEGGA in 1992. He has also completed numerous seminars and courses in many facets of petroleum production and facilities, reservoir engineering, drilling, well testing and log analysis.

He is currently devoting approximately 20 hours a week of his time to Minhas, and is planning to continue to do so during the next 12 months of operation.

Mr. Manmohan Minhas is a member of the Board of Directors of American Oil & Gas Inc., a publicly traded US oil and gas exploration and development company based in Denver, Colorado. The company is listed on the AMEX and trades under the symbol "AEZ". He is also a member of the company's Audit Committee and Compensation Committee.

MR.  RAVINDER  S.  MINHAS,  SECRETARY  TREASURER,  CFO,  MEMBER  OF THE BOARD OF
DIRECTORS

Mr. Ravinder Minhas has been serving as Minhas' Secretary, CFO and a member of the Board of Directors since May 11, 2006. The term of his office is for one year and is renewable on an annual basis.

He is the founder, President and 100% owner of Mountain Crest Brewing Corporation, which he formed in 2001 and which markets and sells 8 beer brands in Alberta, Canada. Its retail revenues are approximately $55 million annually. In October, 2007, he formed Mountain Crest SRL and acquired an independent brewery located in Monroe, Wisconsin. It is presently ranked as the 12th largest brewery in the USA, producing over 5 million cases of beer annually. Mr. Ravinder Minhas is also President and owner of Mountain Crest Liquors Inc., a private company that markets and sells its own brands of distilled spirits throughout Alberta.

From May 2003 to September 2003, he worked for Husky Energy Inc. as a Field Operating Engineer. He was responsible for approximately 55 operating oil and water injection wells, and related gathering systems, pipelines, processing and shipping facilities located in Unity Saskatchewan. From September 2003 to June 2004 he worked as an Engineer in the Heavy Oil and Enhanced Oil Recovery Departments, working on optimization and development of the oil and gas fields located in Northern Alberta.

Ravinder obtained a B.Sc. in Oil and Gas Engineering from the University of Calgary in 2005. He is currently a MIT Engineer (Member-in-Training) with APEGGA. He will be eligible to become a fully qualified Professional Engineer in 2008, on completion of certain prerequisites for work experience and an entrance exam. He has also received several awards for his accomplishments in the brewery and distilled spirits industry.

Mr. Ravinder Minhas is currently devoting approximately 10 hours a week of his time to Minhas, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

Mr. Manmohan Minhas is the father of Ravinder Minhas.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our officers or directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on May 11, 2006 to December 31, 2007.

SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred       All
 Name and                                                               Plan         Compen-      Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----      ------      ------     ------       --------      ------     ------
Manmohan Minhas    2007     0         0           0            0          0            0             0         0
President & CEO    2006     0         0           0            0          0            0             0         0

Ravinder Minhas    2007     0         0           0            0          0            0             0         0
Secretary,         2006     0         0           0            0          0            0             0         0
Treasurer, CFO

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on May 11, 2006 to December 31, 2007.

DIRECTOR COMPENSATION TABLE

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Manmohan Minhas      0         0           0            0                0               0            0

Ravinder Minhas      0         0           0            0                0               0            0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2008 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of March 24, 2008, there were 6,475,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of March 24, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                          Amount and
                                                          Nature of     Percent
Title of                                                  Beneficial      of
 Class         Name and Address of Beneficial Owner       Ownership      Class
 -----         ------------------------------------       ---------      -----

Common         Mr. Manmohan S. Minhas                     4,000,000      61.78%
               President, CEO, Director
               28 Arbour Estates Green NW, Calgary,
               Alberta, Canada

Common         Mr. Ravinder S. Minhas                       500,000       7.72%
               Secretary Treasurer, CFO, Director
               28 Arbour Estates Green NW, Calgary,
               Alberta, Canada

Common         Directors and officers as a group
                of two (1)                                4,500,000      69.50%

----------
(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On May 11, 2006 Mr. Manmohan Minhas, our President and Director, purchased 4,000,000 shares of our common stock for $0.001 per share or an aggregate of $4,000. On May 11, 2006 Mr. Ravinder Minhas, our Secretary Treasurer and Director, purchased 500,000 shares of our common stock for $0.001 per share or an aggregate of $500. No underwriters were used, and no commissions or other remuneration was paid except to Minhas. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Mr. M. Minhas and Mr. R. Minhas are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Minhas, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the

Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 13. EXHIBITS.

      3.1         Articles of Incorporation*
      3.2         By-laws*
     31.1         Section 302 Certification - Chief Executive Officer
     31.2         Section 302 Certification - Chief Financial Officer
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

----------
* Incorporated by reference to our SB2 Registration Statement filed on March 5, 2006, SEC File Number 333-141060.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $6,000, and $2,250 respectively.

AUDIT RELATED FEES.

We incurred nil fees to auditors for audit related fees during the fiscal year ended December 31, 2007 and 2006.

TAX FEES.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended December 31, 2007 and 2006.

ALL OTHER FEES.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March 2008.

                             MINHAS ENERGY CONSULTANTS, INC.


Date: March 24, 2008         By: /s/ Manmohan Minhas
                                ----------------------------------------------
                             Name:  Manmohan Minhas
                             Title: President/CEO, principal executive officer


Date: March 24, 2008         By: /s/ Ravinder Minhas
                                ----------------------------------------------
                             Name:  Ravinder Minhas
                             Title: Chief Financial Officer, principal financial
                                    officer

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Minhas Energy Consultants, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Minhas Energy Consultants, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows from inception May 11, 2006 through December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minhas Energy Consultants, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows from inception May 11, 2006 through December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses for the period from inception to December 31, 2007 of $69,133, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 18, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                           December 31,       December 31,
                                                              2007               2006
                                                            --------           --------
ASSETS

Current assets
  Cash and bank accounts                                    $ 35,550           $ 91,959
                                                            --------           --------

      Total current assets                                    35,550             91,959

Website, net of accumulated amortization (Note 7)              1,567              2,236
                                                            --------           --------

Total assets                                                $ 37,117           $ 94,195
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued liabilities                    $  3,000           $     --
                                                            --------           --------

      Total liabilities                                        3,000                 --
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    100,000,000 common shares Par value $0.001
  Issued and outstanding:
    6,475,000 common shares                                    6,475              6,475
  Additional paid-in capital                                  96,775             96,775
  Deficit accumulated during the development stage           (69,133)            (9,055)
                                                            --------           --------

      Total stockholders' equity                              34,117             94,195
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 37,117           $ 94,195
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                           Cumulative
                                                                                          Amounts From
                                                                       Date of              Date of
                                                                   Incorporation on     Incorporation on
                                                                     May 11, 2006         May 11, 2006
                                                 Year ended               to                   to
                                                 December 31,         December 31,         December 31,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUE                                          $       --           $       --           $       --
                                                 ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                                          807                   64                  871
  General & Administrative                           27,181                4,891               32,072
  Marketing                                          32,510                2,100               34,610
  Organization                                           --                1,500                1,500
  Website                                                --                  500                  500
                                                 ----------           ----------           ----------
Loss from operations                                (60,498)              (9,055)             (69,553)

Foreign exchange gain                                   420                   --                  420
                                                 ----------           ----------           ----------

Loss before income taxes                            (60,078)              (9,055)             (69,133)

Provision for income taxes                               --                   --                   --
                                                 ----------           ----------           ----------

Net loss                                         $  (60,078)          $   (9,055)          $  (69,133)
                                                 ==========           ==========           ==========

Basic and diluted loss per Common share (1)
                                                 ==========           ==========
Weighted average number of common shares
 outstanding (Note 4)                             6,475,000            5,284,936
                                                 ==========           ==========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     Deficit
                                                                                   Accumulated
                                         Common Stock              Additional      During the         Total
                                     -----------------------        Paid in        Development     Stockholders'
                                     Shares           Amount        Capital           Stage           Equity
                                     ------           ------        -------           -----           ------
Inception, May 11, 2006                   --        $      --      $      --        $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 May 11, 2006                      4,500,000            4,500             --               --           4,500

Private placement closed
 September 30, 2006                1,975,000            1,975         96,775               --          98,750

Net loss for the year                     --               --             --           (9,055)         (9,055)
                                   ---------        ---------      ---------        ---------       ---------
Balance December 31, 2006          6,475,000            6,475         96,775           (9,055)         94,195

Net loss for the year                     --               --             --          (60,078)        (60,078)
                                   ---------        ---------      ---------        ---------       ---------
Balance December 31, 2007          6,475,000        $   6,475      $  96,775        $ (69,133)      $  34,117
                                   =========        =========      =========        =========       =========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                  Amounts From
                                                                                Date of              Date of
                                                                            Incorporation on     Incorporation on
                                                                              May 11, 2006         May 11, 2006
                                                            Year ended             to                   to
                                                            December 31,       December 31,         December 31,
                                                               2007               2006                 2007
                                                             --------           --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                    $(60,078)          $ (9,055)            $(69,133)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Amortization expense                                         807                 64                  871
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   3,000                 --                3,000
                                                             --------           --------             --------
Net cash used in operating activities                         (56,271)            (8,991)             (65,262)
                                                             --------           --------             --------
INVESTING ACTIVITIES
  Website                                                        (138)            (2,300)              (2,438)
                                                             --------           --------             --------
Net cash used in investing activities                            (138)            (2,300)              (2,438)
                                                             --------           --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --            103,250              103,250
                                                             --------           --------             --------
Net cash provided by financing activities                          --            103,250              103,250
                                                             --------           --------             --------

(Decrease) increase in cash during the period                 (56,409)            91,959               35,550

Cash, beginning of the period                                  91,959                 --                   --
                                                             --------           --------             --------

Cash, end of the period                                      $ 35,550           $ 91,959             $ 35,550
                                                             ========           ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --             $     --
  Cash paid for interest                                     $     --           $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. Management is planning to provide consulting engineering services to the oil and gas industry in Western Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

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

                                December 31, 2007


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

                                December 31, 2007

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2007 of $69,133. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed an SB-2 Registration Statement and obtained a trading symbol for its common shares on the OTCBB.

     * Management intends to raise additional funds through public or private placement offerings.

     *    Management is currently evaluating prospective engineering projects to
          generate  revenue.   There  can  be  no  assurances,   however,   that
          management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


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

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 6. (CONTINUED)

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $69,133, of which $9.055 will expire by December 31, 2026 and the balance of $60,078 by December 31, 2027.

NOTE 7. WEBSITE

                                        Accumulated
                           Cost        amortization        Net book value
                           ----        ------------        --------------
     Website costs        $2,438           $871                $1,567

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.