Form 10QSB
period 2008-03-31
MINHAS ENERGY CONSULTANTS, INC.
filed 2008-04-16
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

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

Number of shares outstanding of the registrant's class of common stock as of April 15, 2008: 6,475,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the nine months ended March 31, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets................................................       3

     Statements of Operations......................................       4

     Statement of Stockholder's Equity.............................       5

     Statements of Cash Flows......................................       6

     Notes to the Financial Statements.............................       7

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                            March 31,         December 31,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 10,831           $ 35,550
                                                            --------           --------

      Total current assets                                    10,831             35,550

Website, net of accumulated amortization (Note 7)              1,364              1,567
                                                            --------           --------

Total assets                                                $ 12,195           $ 37,117
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued liabilities                    $  1,000           $  3,000
                                                            --------           --------

      Total liabilities                                        1,000              3,000
                                                            --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    100,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,475,000 common shares                                    6,475              6,475
  Additional paid-in capital                                  96,775             96,775
  Deficit accumulated during the development stage           (92,055)           (69,133)
                                                            --------           --------

      Total stockholders' equity                              11,195             34,117
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 12,195           $ 37,117
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                              Cumulative
                                                                             Amounts From
                                                                               Date of
                                   Three Months         Three Months       Incorporation on
                                      ended                ended            May 11, 2006 to
                                     March 31,            March 31,            March 31,
                                       2008                 2007                 2008
                                    ----------           ----------           ----------
REVENUE                             $       --           $       --           $       --
                                    ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                             203                  207                1,074
  General & Administrative               5,219                6,395               37,291
  Marketing                             17,500                   --               52,110
  Organization                              --                   --                1,500
  Website                                   --                   --                  500
                                    ----------           ----------           ----------
Loss from operations                   (22,922)              (6,602)             (92,475)

Foreign exchange gain                       --                   --                  420
                                    ----------           ----------           ----------

Loss before income taxes               (22,922)              (6,602)             (92,055)

Provision for income taxes                  --                   --                   --
                                    ----------           ----------           ----------

Net loss                            $  (22,922)          $   (6,602)          $  (92,055)
                                    ==========           ==========           ==========

Basic and diluted loss per
 Common share (1)
                                    ==========           ==========           ==========
Weighted average number of
 common shares outstanding
 (Note 4)                            6,475,000            6,475,000
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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock              Additional      During the          Total
                                         ----------------------         Paid in        Development     Stockholders'
                                         Shares          Amount         Capital           Stage           Equity
                                         ------          ------         -------           -----           ------
Inception, May 11, 2006                       --        $    --        $     --        $      --         $     --

Initial capitalization, sale of
common stock to Directors on
May 11, 2006                           4,500,000          4,500                                             4,500

Private placement closed
September 30, 2006                     1,975,000          1,975          96,775                            98,750

Net loss for the year                         --             --              --           (9,055)          (9,055)
                                       ---------        -------        --------        ---------         --------
Balance December 31, 2006              6,475,000          6,475          96,775           (9,055)          94,195

Net loss for the year                         --             --              --          (60,078)         (60,078)
                                       ---------        -------        --------        ---------         --------
Balance December 31, 2007              6,475,000          6,475          96,775          (69,133)          34,117

Net loss for the period                       --             --              --          (22,922)         (22,922)
                                       ---------        -------        --------        ---------         --------
Balance March 31, 2008                 6,475,000        $ 6,475        $ 96,775        $ (92,055)        $ 11,195
                                       =========        =======        ========        =========         ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                               Cumulative
                                                                                              Amounts From
                                                                                                Date of
                                                      Three Months        Three Months      Incorporation on
                                                         ended               ended           May 11, 2006 to
                                                        March 31,           March 31,           March 31,
                                                          2008                2007                2008
                                                        ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss for the period                               $ (22,922)          $  (6,602)          $ (92,055)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Amortization expense                                     203                 207               1,074
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities              (2,000)                 --               1,000
                                                        ---------           ---------           ---------
Net cash used in operating activities                     (24,719)             (6,395)            (89,981)
                                                        ---------           ---------           ---------
INVESTING ACTIVITIES
  Website                                                      --                (138)             (2,438)
                                                        ---------           ---------           ---------
Net cash used in investing activities                          --                (138)             (2,438)
                                                        ---------           ---------           ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --                  --             103,250
                                                        ---------           ---------           ---------
Net cash provided by financing activities                      --                  --             103,250
                                                        ---------           ---------           ---------

(Decrease) increase in cash during the period             (24,719)             (6,533)             10,831

Cash, beginning of the period                              35,550              91,959                  --
                                                        ---------           ---------           ---------

Cash, end of the period                                 $  10,831           $  85,426           $  10,831
                                                        =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $      --           $      --           $      --
  Cash paid for interest                                $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2008 of $(92,055). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2008.

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

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 6. (CONTINUED)

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $69,133, of which $9.055 will expire by December 31, 2026 and the balance of $60,078 by December 31, 2027.

NOTE 7. WEBSITE

                                          Accumulated
                             Cost         amortization        Net book value
                             ----         ------------        --------------
     Website costs          $2,438          $1,074               $1,364
                            ======          ======               ======

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10KSB for December 31, 2007.

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

RESULTS OF OPERATIONS

Our company posted losses of $22,922 for the three months ended March 31, 2008 compared to $6,602 for the three months ended March 31, 2007. From inception to March 31, 2008 we have incurred losses of $92,055. The principal components of our losses for the three months ended March 31, 2008 included general and administrative costs of $5,219, marketing costs of $17,500 and amortization of our website of $203. This compares to general and administrative costs of $6,395 and amortization of $207 in 2007.

LIQUIDITY AND CASH RESOURCES

At March 31, 2008, we had working capital of $9,831, compared to $32,550 at December 31, 2007. At March 31, 2008, our total assets consisted of cash of $10,831 and property and equipment of $1,364, compared to cash of $35,550 and property and equipment of $1,567 at December 31, 2007.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues within our current fiscal. Net consulting fee revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for. Because we only have $9,831 in working capital remaining, we are suspending further marketing expenditures and will operate in a corporate maintenance mode until we either generate revenue or obtain additional financing.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the first quarter ended March 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2008.

                               MINHAS ENERGY CONSULTANTS, INC.


Date: April 15, 2008           By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name:  Manmohan Minhas
                               Title: President/CEO, Principal Executive Officer


Date: April 15, 2008           By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name:  Ravinder Minhas
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer