Form 10-Q
period 2008-06-30
MINHAS ENERGY CONSULTANTS, INC.
filed 2008-07-30
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

Number of shares outstanding of the registrant's class of common stock as of July 29,2008: 6,475,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the nine months ended June 30, 2008.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2008             2007
                                                     --------         --------
                                                    (unaudited)
ASSETS

Current assets
  Cash                                               $  6,824         $ 35,550
                                                     --------         --------

      Total current assets                              6,824           35,550

Website, net of accumulated amortization (Note 7)       1,161            1,567
                                                     --------         --------

Total assets                                         $  7,985         $ 37,117
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable & accrued liabilities             $  1,200         $  3,000
                                                     --------         --------

      Total current liabilities                         1,200            3,000
                                                     --------         --------
Stockholders' equity (Note 4,5)
  Authorized:
    100,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,475,000 common shares                             6,475            6,475
  Additional paid-in capital                           96,775           96,775
  Deficit accumulated during the development stage    (96,465)         (69,133)
                                                     --------         --------

Total stockholders' equity                              6,785           34,117
                                                     --------         --------

Total liabilities and stockholders' equity           $  7,985         $ 37,117
                                                     ========         ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                Cumulative Amounts
                                                                                                   From Date of
                             Three Months     Three Months      Six Months       Six Months      Incorporation on
                                ended            ended            ended            ended          May 11, 2006 to
                               June 30,         June 30,         June 30,         June 30,           June 30,
                                 2008             2007             2008             2007               2008
                              ----------       ----------       ----------       ----------         ----------
REVENUE                       $       --       $       --       $       --       $       --         $       --
                              ----------       ----------       ----------       ----------         ----------
OPERATING EXPENSES
  Amortization                       203              201              406              408              1,277
  General & Administrative         4,207           13,564            9,426           19,959             41,498
  Marketing                           --           18,010           17,500           18,010             52,110
  Organization                        --               --               --               --              1,500
  Website                             --               --               --               --                500
                              ----------       ----------       ----------       ----------         ----------
Loss from operations              (4,410)         (31,775)         (27,332)         (38,377)           (96,885)

Foreign exchange gain                 --               --               --               --                420
                              ----------       ----------       ----------       ----------         ----------

Loss before income taxes          (4,410)         (31,775)         (27,332)         (38,377)           (96,465)

Provision for income taxes            --               --               --               --                 --
                              ----------       ----------       ----------       ----------         ----------

Net loss                      $   (4,410)      $  (31,775)      $  (27,332)      $  (38,377)        $  (96,465)
                              ==========       ==========       ==========       ==========         ==========

Basic and diluted loss per
Common share (1)                      --               --               --               --
                              ==========       ==========       ==========       ==========
Weighted average number
of common shares
outstanding (Note 4)           6,475,000        6,475,000        6,475,000        6,475,000
                              ==========       ==========       ==========       ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock              Additional      During the          Total
                                         ----------------------         Paid in        Development     Stockholders'
                                         Shares          Amount         Capital           Stage           Equity
                                         ------          ------         -------           -----           ------
Inception, May 11, 2006                       --        $    --        $     --        $      --         $     --

Initial capitalization, sale of
common stock to Directors on
May 11, 2006                           4,500,000          4,500                                             4,500

Private placement closed
September 30, 2006                     1,975,000          1,975          96,775                            98,750

Net loss for the year                         --             --              --           (9,055)          (9,055)
                                       ---------        -------        --------        ---------         --------
Balance December 31, 2006              6,475,000          6,475          96,775           (9,055)          94,195

Net loss for the year                         --             --              --          (60,078)         (60,078)
                                       ---------        -------        --------        ---------         --------
Balance December 31, 2007              6,475,000          6,475          96,775          (69,133)          34,117

Net loss for the period                       --             --              --          (27,332)         (27,332)
                                       ---------        -------        --------        ---------         --------

Balance June 30, 2008                  6,475,000        $ 6,475        $ 96,775        $ (96,465)        $  6,785
                                       =========        =======        ========        =========         ========


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative Amounts
                                                                                                   From Date of
                                                            Six Months          Six Months       Incorporation on
                                                              ended               ended           May 11, 2006 to
                                                             June 30,            June 30,            June 30,
                                                               2008                2007                2008
                                                             ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (27,332)          $ (38,377)          $ (96,465)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Amortization expense                                          406                 408               1,277
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   (1,800)                 --               1,200
                                                             ---------           ---------           ---------
Net cash used in operating activities                          (28,726)            (37,969)            (93,988)
                                                             ---------           ---------           ---------
INVESTING ACTIVITIES
  Website                                                           --                (138)             (2,438)
                                                             ---------           ---------           ---------
Net cash used in investing activities                               --                (138)             (2,438)
                                                             ---------           ---------           ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            --                  --             103,250
                                                             ---------           ---------           ---------
Net cash provided by financing activities                           --                  --             103,250
                                                             ---------           ---------           ---------

(Decrease) increase in cash during the period                  (28,726)            (38,107)              6,824

Cash, beginning of the period                                   35,550              91,959                  --
                                                             ---------           ---------           ---------

Cash, end of the period                                      $   6,824           $  53,852           $   6,824
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $      --           $      --           $      --
  Cash paid for interest                                     $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2008 of $(96,465). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2008.

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

                         MINHAS ENERGY CONSUTLANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


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

                         MINHAS ENERGY CONSULTANTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)


NOTE 6. (CONTINUED)

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $69,133, of which $9.055 will expire by December 31, 2026 and the balance of $60,078 by December 31, 2027.

NOTE 7. WEBSITE

                                         Accumulated
                             Cost       amortization        Net book value
                             ----       ------------        --------------

     Website costs          $2,438         $1,277               $1,161
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

Subsequent to our incorporation, we focused our operations on providing professional engineering consulting services to the oil and gas industry, specifically on reservoir and petroleum engineering and engineering services related to the procurement and construction of infrastructure for the production and distribution of oil and gas. We have not been successful in obtaining any contracts and we now have minimal cash for our operations.

During the second quarter, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

We are focusing our preliminary merger/acquisition analysis on potential business opportunities within the oil and gas industry. These may be established business entities or assets such as petroleum leases for which we will have to explore for hydrocarbons. In certain instances, a target may wish to become a subsidiary of our company or may wish to contribute assets to our company or a joint venture rather than merge. We anticipate that any new acquisition or business opportunity acquired by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. M. Minhas is undertaking the search for and analysis of new business opportunities, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Minhas may utilize the services of outside consultants or advisors.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

If we change our business, we will face the following risks, which are in addition to those disclosed in our Annual Report on Form 10K for December 31, 2007, which is incorporated for reference to this quarterly report.

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity, or acquisition of assets such as exploration leases. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination or acquisition. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The ultimate success of our business will depend to a great extent on the operations, financial condition and management of any identified business opportunity. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into preliminary negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE   CHANGE  IN  CONTROL  AND  MANAGEMENT  MAY  REDUCE  OR  ELIMINATE  THE
PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our 10KSB for December 31, 2007.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have only $5,624 in working capital. We believe we require a minimum of $20,000 to meet our statutory obligations and $50-75,000 to continue with our existing business. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

Our company posted losses of $4,410 for the three months ended June 30, 2008 compared to $31,775 for the three months ended June 30, 2008. For the six month period we posted losses of $27,332 compared to $38,377 for the comparable period. From inception to June 30, 2008 we have incurred losses of $99,465. The principal components of our losses for the three months ended June 30, 2008 included general and administrative costs of $4,207 and amortization of our website of $203. This compares to general and administrative costs of $13,564, marketing expenses of $18,010 and amortization of $201 in 2007.

LIQUIDITY AND CASH RESOURCES

At June 30, 2008, we had working capital of $5,624, compared to $32,550 at December 31, 2007. At June 30, 2008, our total assets consisted of cash of $6,824 and property and equipment of $1,161, compared to cash of $35,550 and property and equipment of $1,567 at December 31, 2007.

Because we only have $5,624 in working capital remaining, we have suspended our existing planned consulting operations and will operate in a corporate maintenance mode until we either obtain additional financing and/or identify a suitable business opportunity. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the second quarter ended June 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of July 2008.

                               MINHAS ENERGY CONSULTANTS, INC.


Date: July 29, 2008            By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name:  Manmohan Minhas
                               Title: President/CEO, Principal Executive Officer


Date: July 29, 2008            By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name:  Ravinder Minhas
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer