Form 10-Q
period 2008-09-30
American Exploration Corp
filed 2008-10-28
CIK 1388486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 333-141060


                        AMERICAN EXPLORATION CORPORATION
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

Number of shares outstanding of the registrant's class of common stock as October 21, 2008: 90,650,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the nine months ended September 30, 2008.

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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                               September 30,        December 31,
                                                                   2008                2007
                                                                 ---------           ---------
                                                                (unaudited)
ASSETS

Current assets
  Cash                                                           $   2,481           $  35,550
                                                                 ---------           ---------

      Total current assets                                           2,481              35,550

Website, net of accumulated amortization (Note 7)                       --               1,567
                                                                 ---------           ---------

Total assets                                                     $   2,481           $  37,117
                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities
  Accounts payable & accrued liabilities                         $   1,350           $   3,000
  Due to director                                                    5,000                  --
                                                                 ---------           ---------

      Total current liabilities                                      6,350               3,000
                                                                 ---------           ---------

Stockholders' (deficiency) equity (Note 4,5)
  Authorized:
    100,000,000 common shares Par value $0.001
  Issued and outstanding:
    90,650,000 commons hares                                        90,650              90,650
  Additional paid-in capital                                        12,600              12,600
  Deficit accumulated during the development stage                (107,119)            (69,133)
                                                                 ---------           ---------

Total stockholders' (deficiency) equity                             (3,869)             34,117
                                                                 ---------           ---------

Total liabilities and stockholders' (deficiency) equity          $   2,481           $  37,117
                                                                 =========           =========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                 Cumulative Amounts
                                                                                                    From Date of
                              Three Months     Three Months      Nine Months      Nine Months     Incorporation on
                                 ended            ended            ended            ended          May 11, 2006 to
                              September 30,    September 30,    September 30,    September 30,      September 30,
                                  2008             2007             2008             2007               2008
                               -----------      -----------      -----------      -----------        -----------
REVENUE                        $        --      $        --      $        --      $        --        $        --
                               -----------      -----------      -----------      -----------        -----------
OPERATING EXPENSES
  Amortization                          --              201              406              609              1,277
  General & Administrative           9,493            2,961           18,919           32,413             50,991
  Marketing                             --               --           17,500           18,010             52,110
  Organization                          --               --               --               --              1,500
  Website                               --               --               --               --                500
                               -----------      -----------      -----------      -----------        -----------
Loss from operations                (9,493)          (3,162)         (36,825)         (51,032)          (106,378)

Write-down of website               (1,161)              --           (1,161)              --             (1,161)
Foreign exchange gain                   --               --               --               --                420
                               -----------      -----------      -----------      -----------        -----------

Loss before income taxes           (10,654)          (3,162)         (37,986)         (51,032)          (107,119)

Provision for income taxes              --               --               --               --                 --
                               -----------      -----------      -----------      -----------        -----------

Net loss                       $   (10,654)     $    (3,162)     $   (37,986)     $   (51,032)       $  (107,119)
                               ===========      ===========      ===========      ===========        ===========
Basic and diluted loss per
 Common share (1)                       --               --               --               --
                               ===========      ===========      ===========      ===========
Weighted average number
 of common shares
 outstanding (Note 4)           90,650,000       90,650,000       90,650,000       90,650,000
                               ===========      ===========      ===========      ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                           Common Stock              Additional      During the          Total
                                       ----------------------         Paid in        Development     Stockholders'
                                       Shares          Amount         Capital           Stage           Equity
                                       ------          ------         -------           -----           ------
Inception, May 11, 2006                     --        $    --        $     --        $      --         $     --

Initial capitalization,
 sale of common stock to
 Directors on May 11, 2006          63,000,000         63,000         (58,500)                            4,500
Private placement closed
 September 30, 2006                 27,650,000         27,650          71,100                            98,750

Net loss for the year                       --             --              --           (9,055)          (9,055)
                                    ----------        -------        --------        ---------         --------
Balance December 31, 2006           90,650,000         90,650          12,600           (9,055)          94,195

Net loss for the year                       --             --              --          (60,078)         (60,078)
                                    ----------        -------        --------        ---------         --------
Balance December 31, 2007           90,650,000         90,650          12,600          (69,133)          34,117

Net loss for the period                     --             --              --          (37,986)         (37,986)
                                    ----------        -------        --------        ---------         --------

Balance September 30, 2008          90,650,000        $90,650        $ 12,600        $(107,119)        $ (3,869)
                                    ==========        =======        ========        =========         ========


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 Cumulative Amounts
                                                                                                    From Date of
                                                             Nine Months         Nine Months      Incorporation on
                                                               ended               ended           May 11, 2006 to
                                                            September 30,       September 30,       September 30,
                                                                2008                2007                2008
                                                             ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss for the period                                    $ (37,986)          $ (41,539)          $(107,119)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Amortization expense                                          406                 609               1,277
     Write-down of website                                       1,161                  --               1,161
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   (1,650)                 --               1,350
     Due to director                                             5,000                  --               5,000
                                                             ---------           ---------           ---------
Net cash used in operating activities                          (33,069)            (40,930)            (98,331)
                                                             ---------           ---------           ---------
INVESTING ACTIVITIES
  Website                                                           --                (138)             (2,438)
                                                             ---------           ---------           ---------
Net cash used in investing activities                               --                (138)             (2,438)
                                                             ---------           ---------           ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            --                  --             103,250
                                                             ---------           ---------           ---------
Net cash provided by financing activities                           --                  --             103,250
                                                             ---------           ---------           ---------
(Decrease) increase in cash during the period                  (33,069)            (41,068)              2,481

Cash, beginning of the period                                   35,550              91,959                  --
                                                             ---------           ---------           ---------

Cash, end of the period                                      $   2,481           $  50,891           $   2,481
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $      --           $      --           $      --

  Cash paid for interest                                     $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. On August 6, 2008 the Company merged with its wholly owned subsidiary and changed its name to American Exploration Corporation. Concurrent with the name change, management is planning to change the focus of operations from the provision consulting engineering services to the oil and gas industry to oil and gas exploration and development.

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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)


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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2008 of $(107,119). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2008.

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

     * Management has changed the focus of the Company's operations to oil and gas exploration and development form the provision of engineering services to generate revenue. There can be no assurances, however, that management's expectations of future revenues will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)


NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative.

ISSUED AND OUTSTANDING

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares. 6,475,000 outstanding common shares prior to the split resulted in 90,650,000 shares subsequent to the split. All comparative share numbers have been adjusted to reflect the forward split.

On May 11, 2006 (inception), the Company issued 63,000,000 shares of its common stock to its Directors for cash of $4,500. See Note 5.

On September 30, 2006, the Company closed a private placement for 27,650,000 common shares at a price of $0.05 per share, or an aggregate of $98,750. The Company accepted subscriptions from 38 offshore non-affiliated investors.

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

On May 11, 2006 (inception), the Company issued 63,000,000 shares of its common stock to its Directors for cash of $4,500. See Note 4.

The amount due to a director of $5,000 has no repayment terms, is unsecured without interest and is for reimbursement of company operating expenses. The company plans to pay the amount within the next 12 months.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (unaudited)


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

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $69,133, of which $9,055 will expire by December 31, 2026 and the balance of $60,078 by December 31, 2027.

NOTE 7.  WEBSITE

                                Accumulated
                    Cost        amortization      Write-down     Net book value
                    ----        ------------      ----------     --------------
Website costs     $ 2,438          $ 1,277         $ 1,161         $       -
                  =======          =======         =======         =========

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

In the third quarter of 2008, the website was written down to nil.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

American Exploration Corporation (formerly Minhas Energy Consultants, Inc.) was incorporated on May 11, 2006, in the State of Nevada. Our principal executive offices are located at Suite 110, 1915 - 27 Avenue NE Calgary Alberta T2E 7E4. Our telephone number is (403) 735-5009. We are a development stage company with no revenue and limited operations to date.

Our shares of common stock are traded on the over-the-counter market and quoted on the over-the-counter bulletin board. Prior to August 19, 2008 our shares traded under the symbol "MHAS".

On August 6, 2008, we completed a merger with our wholly-owned subsidiary, American Exploration Corporation, a Nevada corporation. Pursuant to the merger, we changed our name from "Minhas Energy Consultants, Inc." to "American Exploration Corporation" to better reflect the anticipated future business of our company. We currently do not have any other subsidiaries.

On August 18, 2008, we effected a forward stock split of our 6,475,000 issued and outstanding common shares on a fourteen to one basis, resulting in 90,650,000 shares. We did not make any changes to our authorized share capital structure, which remains at 100,000,000 shares of common stock with a par value of $0.001.

Effective August 19, 2008, our trading symbol changed to "AEXP" and our CUSIP for our common shares changed to 02576P 104.

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

Subsequent to the second quarter, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

We are focusing our preliminary merger/acquisition analysis on potential business opportunities within the oil and gas exploration industry. These may be established business entities or assets such as petroleum leases for which we will have to explore for hydrocarbons. In certain instances, a target may wish to become a subsidiary of our company or may wish to contribute assets to our company or a joint venture rather than merge. We anticipate that any new acquisition or business opportunity acquired by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a working capital deficiency of $3,869. We believe we require a minimum of $20,000 to meet our statutory obligations and $50-75,000 to continue with our existing business. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans. During the third quarter, he lent our company $5,000.

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

RESULTS OF OPERATIONS

Our company posted losses of $10,654 for the three months ended September 30, 2008 compared to $3,162 for the three months ended September 30, 2007. For the nine month period we posted losses of $37,986 compared to $51,032 for the comparable period. From inception to September 30, 2008 we have incurred losses of $107,119. The principal components of our losses for the nine months ended September, 2008 included general and administrative costs of $18,919, marketing expenses of $17,500 and amortization of our website of $406. We also wrote off the balance of our website of $1,161 to reflect the change in our business focus. This compares to general and administrative costs of $32,413, marketing expenses of $18,010 and amortization of $609 in the comparable period in 2007.

LIQUIDITY AND CASH RESOURCES

At September 30, 2008, we had a working capital deficiency of $3,869, compared to working capital of $32,550 at December 31, 2007. At September 30, 2008, our total assets consisted of cash of $2,481, compared to cash of $35,550 and property and equipment of $1,567 at December 31, 2007.

Because we have a working capital deficiency, we have suspended our existing planned consulting operations and will operate in a corporate maintenance mode until we either obtain additional financing and/or identify a suitable business opportunity. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of September 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, being our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of September 30, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers. As of September 30, 2008, our company's President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company's system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report.

There were no significant changes to our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-141060

(b) Reports on Form 8-K

August 8, 2008 - disclosing our merger with our wholly owned subsidiary and name change to American Exploration Corporation

August 20, 2008 - disclosing the 14 for 1 forward split of our issued and outstanding common shares and the trading symbol change to "AEXP"

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th of October 2008.

AMERICAN EXPLORATION CORPORATION


Date: October 27, 2008         By: /s/ Monmohan Minhas
                                  ----------------------------------------------
                               Name:  Manmohan Minhas
                               Title: President/CEO, Principal Executive Officer


Date: October 27, 2008         By: /s/ Ravinder Minhas
                                  ----------------------------------------------
                               Name:  Ravinder Minhas
                               Title: Secretary Treasurer, Principal Financial
                                      and Accounting Officer