Form 10-K
period 2008-12-31
American Exploration Corp
filed 2009-04-15
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the fiscal year ended December 31, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         Commission File No. 333-141060


                           AMERICAN EXPLORATION CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            Nevada                                               98-0518266
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3
               ___________________________________________________
                    (Address of principal executive offices)


                                 (403) 233-8484
                          ___________________________
                          (Issuer's telephone number)


Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:
                   None


          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. April 13, 2009: $45,225,000.00.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                         Outstanding as of April 14, 2009
         Common Stock, $0.001          54,862,500*

* Increased from 36,575,000 shares of common stock to 54,862,500 shares of common stock based upon the forward stock split of 1.5 shares for each one share issued and outstanding effected on the market as of Monday, April 13, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           AMERICAN EXPLORATION CORP.
                                    Form 10-K

INDEX

Item 1.     Business                                                           4

Item 1A.    Risk Factors                                                      12

Item 1B.    Unresolved Staff Comments                                         24

Item 2.     Properties                                                        24

Item 3.     Legal Proceedings                                                 24

Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 24

Item 6.     Selected Financial Data                                           28

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          29

Item 8.     Financial Statements and Supplemental Data                        34

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          47

Item 9A.    Controls and Procedures                                           48

Item 9A(T)  Controls and Procedures                                           49

Item 9B.    Other Information                                                 49

Item 10.    Directors, Executive Officers and Corporate Governance            49

Item 11.    Executive Compensation                                            52

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   55

Item 13.    Certain Relationships and Related Transactions and Director
            Compensation                                                      56

Item 14.    Exhibits                                                          57

Item 15.    Principal Accountant Fees and Services                            58

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

American Exploration Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov


PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

American Exploration Corp. was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. After the effective date of March 14, 2007 of our registration statement filed with the Securities and Exchange Commission on March 5, 2007, we commenced trading on the Over-the-Counter Bulletin Board.

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to "American Exploration Corporation". We currently are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares trade on the Over-the-Counter Bulletin Board changed to "AEXP.OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corp.

RECENT DEVELOPMENTS

AUGUST 18, 2008 FORWARD STOCK SPLIT

On August 18, 2008, our Board of Directors authorized and approved a forward stock split of 14 for one (14:1) of our total issued and outstanding shares of common stock (the "2008 Forward Stock Split").

The 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the 2008 Forward Stock Split, including the increased potential for financing. The intent of the 2008 Forward Stock Split is to increase the marketability of our common stock.

The 2008 Forward Stock Split was effectuated on August 18, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased our total issued and outstanding shares of common stock from 6,475,000 to approximately 90,650,000 shares of common stock. The common stock will continue to be $0.001 par value.

CANCELLATION OF SHARES

On March 21, 2008, our prior executive officers and founders agreed to return an aggregate 55,400,000 shares of our common stock. The executive officers did not receive any compensation direct or indirect from us as a result of the cancellation and return to treasury of the 55,400,000 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 36,575,000 shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

APRIL 2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "2009 Forward Stock Split"). The 2009 Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the 2009 Forward Stock Split, including the increased potential for financing. The intent of the 2009 Forward Stock Split is to increase the marketability of our common stock.

The 2009 Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The 2009 Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value.

AMENDMENT TO ARTICLES OF INCORPORATION

On March 26, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Annual Report, our authorized capital structure has been increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock, par value of $0.001.

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is the proposed acquisition of a 75% net revenue interest in certain leases located in the offshore region of the Gulf Coast of the United States. To date, we entered into an option agreement with Westrock Land Corp., a private Texas corporation ("Westrock").

WESTROCK OPTION AGREEMENT

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock. In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas leases (the "Leases"), located in the offshore region of the Gulf Coast of the United States; (ii) Westrock has disclosed to us that a well must be spudded (commencement of drilling) no later than May 31, 2009; (iii) we desire to acquire a 75% net revenue interest in the Leases at $625.00 per net acre for a total purchase price of approximately $3,125,000; and (iv) we had until November 17, 2008 to complete its due diligence (the "Option Period"). It was anticipated that in the event the due diligence was completed satisfactory to us, the effective date of conveyance of the net revenue interest in the Leases to us would occur on approximately November 17, 2008.

Effective  on January  8,  2009,  we  entered  into an  amendment  to the Option
Agreement (the "Amended Option Agreement") with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence.

Effective on March 18, 2009, we entered into a further amendment to the Option Agreement ("the"Second Amended Option Agreement") with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until April 30, 2009 to complete our due diligence; (ii) we shall pay to Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the revenue interest in the Leases to us shall be no later than April 30, 2009.

OIL AND GAS PROPERTIES

As of the date of this Annual Report, we have not consummated the Option Agreement nor acquired the 75% net revenue interest in the Lease.

PROPOSED FUTURE BUSINESS OPERATIONS

Our strategy is to consummate the acquisition of the Option Agreement and to complete further acquisitions of additional oil and gas opportunities that fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential and fast drilling capital repatriation from production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the oil and gas producing domains, and to implement the drilling of new wells to develop reserves and to provide revenues. We plan to build a strategic base of proven reserves and production.

Our ability to continue to complete planned exploration activities and expand land acquisitions and explore drilling opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained. The two following alternatives provide the basis for business development options:

DEVELOPMENT OF FUTURE LEASES

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon completion of the acquisition of the Leases and future property evaluations, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our drilling program to establish wells on the Leases in hand, build production infrastructure and pipeline, and raise additional capital for drilling and further land acquisitions. This will include the following activity:

     o Site preparation for drilling new wellbores, logging and retrieving other data from the wellbores, setting pipe as required and completing those wellbores with hydraulic fracing if required

     o If commercial production is achieved, the well can be tied into a pipeline already on the property. If large produced gas volumes are encountered additional compression may be required on this line. Future wells may require additional pipeline capacity to be installed.

     o Create well development model and investment documents to develop wells on subject leases including funding plan.

     o    Create investor communications materials, corporate identity.

     o    Raise funding for well development.

     o Drill, complete, and produce from well drilling program and selective re-entry programs.

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

New Lease Acquisition and Development

If oil and gas quality and quantities are not deemed sufficient from work to be conducted on the Leases during the first six months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

     o Site preparation for drilling new wellbores, logging and retrieving other data from the wellbores, setting pipe as required and completing those wellbores with hydraulic fracing if required

     o If commercial production is achieved, the well can be tied into a pipeline already on the property. If large produced gas volumes are encountered additional compression may be required on this line. Future wells may require additional pipeline capacity to be installed.

     o If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets.

We will require additional funding to implement our proposed future business activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our future business operations.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

Our future oil and natural gas exploration, production and related operations will be subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

FEDERAL REGULATION OF NATURAL GAS

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil, natural gas and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as

"non-hazardous," such exploration and production wastes could be reclassified as A hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

Management  believes  that  we  are  in  substantial   compliance  with  current
applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, to the date of our inception.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Steve Harding is our President/Chief Executive Officer and Brian Manko is our Chief Financial Officer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment.

As our oil and gas properties do not contain any proven or probable reserves at this point, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

As our oil and gas properties do not contain any proven or probable reserves at this point, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any oil and gas activity we carry out will establish reserves. Gas resources have been established on the property, however, they have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further drilling activities on our oil and gas properties, which may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our mineral properties. There is a substantial risk that these activities will not result in discoveries of commercially recoverable reserves of oil or gas.

ACTIVITIES ON OUR OIL AND GAS PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. The oil and gas business is highly speculative in nature, involves many risks and is frequently non -productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

     o identification of potential oil and natural gas reserves based on technical analyses;

     o    availability of government-granted exploration permits;

     o    the quality of management and geological and technical expertise; and

     o    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our properties.

OUR  BUSINESS  IS  DIFFICULT  TO  EVALUATE  BECAUSE WE HAVE A LIMITED  OPERATING
HISTORY.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception was May 11, 2006 and, as a result, we have a limited operating history.

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $164,861 from May 11, 2006 (inception) to December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $164,861 and had incurred losses of approximately $95,728 during fiscal year ended December 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS' REPORT ACCOMPANYING OUR DECEMBER 31, 2008 AND DECEMBER 31, 2007 FINANCIAL STATEMENTS.

The independent auditor's report accompanying our December 31, 2008 and 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL OIL AND GAS PROPERTIES.

As part of our growth strategy, we intend to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

WE ARE A NEW ENTRANT INTO THE OIL AND GAS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring the Lease. As a result, there is limited information regarding property related production potential or revenue generation potential. Further, our Lease has no probable, proved or developed producing reserves. As a result, our future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

OUR DRILLING OPERATIONS MAY NOT BE SUCCESSFUL.

We intend to technically evaluate certain zones on the property and if results are positive and capital is available, to drill wells and begin production operations. There can be no assurance that our current well activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations;
(iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

OUR PRODUCTION INITIATIVES MAY NOT PROVE SUCCESSFUL.

There is no guarantee that the potential drilling locations we have or acquire in the future will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD NATURAL GAS OR OIL IN COMMERCIALLY VIABLE QUANTITIES.

We describe our current prospect in this Annual Report. Our prospect is in various stages of preliminary evaluation and assessment and we have not reached the point where we have committed to drill on the subject prospect. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

WE MAY BE UNABLE TO IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of future acquired properties will be inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON GLOBAL POLITICAL AND MARKET RELATED FACTORS BEYOND OUR CONTROL.

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.

PRODUCTION OR OIL AND GAS RESOURCES IF FOUND ARE DEPENDENT ON NUMEROUS OPERATIONAL UNCERTAINTIES SPECIFIC TO THE AREA OF THE RESOURCE THAT AFFECTS ITS PROFITABILITY.

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

IF PRODUCTION RESULTS FROM OPERATIONS, WE ARE DEPENDENT UPON TRANSPORTATION AND STORAGE SERVICES PROVIDED BY THIRD PARTIES.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

OUR RESULTS OF OPERATIONS ARE DEPENDENT UPON MARKET PRICES FOR OIL AND GAS, WHICH FLUCTUATE WIDELY AND ARE BEYOND OUR CONTROL.

If and when production from oil and gas properties is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations;
(iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
(ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

THE OIL AND GAS INDUSTRY IN WHICH WE OPERATE INVOLVES MANY INDUSTRY RELATED OPERATING AND IMPLEMENTATION RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES INCLUDING, BUT NOT LIMITED TO, UNPRODUCTIVE WELLS, NATURAL DISASTERS, FACILITY AND EQUIPMENT PROBLEMS AND ENVIRONMENTAL HAZARDS.

Our drilling activities will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial  losses as a result of:
(i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage;
(iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING LEASES.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL, WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect our self against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

When and if we are convinced that our current leases or those subsequently acquired are capable of hydrocarbon production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Steve Harding, our Chief Executive Officer, and Brian Manko, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Most of our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

A MAJORITY OF OUR  DIRECTORS  AND OFFICERS  ARE  NATIONALS  AND/OR  RESIDENTS OF
CANADA.

Currently, the majority of our directors and officers reside in Canada. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. All or a substantial portion of such persons' assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

RISKS RELATED TO OUR COMMON STOCK

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON

THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 54,862,500 shares of common stock issued and outstanding (Post-2009 Forward Stock Split). Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 41,475,000 (Post-2009 Forward Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on March 17, 2007. As a result of the Registration Statement, 1,975,000 Pre-2008 Forward Stock Split and Pre-2009 Forward Stock Split (41,475,000 Post-2009 Forward Stock Spilt) shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 9,637,500 (Post-2009 Forward Stock Split) outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 993,750 (Post-2009 Forward Stock Split) Warrants outstanding. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD WILL FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation, as amended, authorize the issuance of 150,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal office space is located at 407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3. The office space is for corporate identification, mailing, and courier purposes only and is provided to American Exploration at no cost, relating to a previous business relationship between us and our President/Chief Executive Officer. The office and services related thereto may be cancelled at any time.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2008, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "AEXP:OB" commencing November 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

       QUARTER ENDED           HIGH BID       LOW BID

       December 31, 2008         $1.01.        $0.90*

*Pre-2009 Forward Stock Split

As of March 30, 2009, we had 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any equity compensation plan authorized or adopted. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:



                                                                          Number of Securities
                        Number of Securities                              Remaining Available
                         to be Issued Upon         Weighted-Average       for Future Issuance
                            Exercise of           Exercise Price of           Under Equity
                        Outstanding Options,     Outstanding Options,      Compensation Plans
                        Warrants and Rights      Warrants and Rights       (excluding column)
   Plan Category                (a)                      (b)                      (a)
___________________     ____________________     ____________________     ____________________

Equity Compensation
Plans Approved by
Security Holders                n/a                      n/a                      n/a

Equity Compensation
Plans Not Approved
by Security Holders

Warrants                      993,750                   $2.00                     -0-

Total                         993,750


COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 993,750 common stock purchase warrants issued and outstanding (the "Warrants"), as increased based upon the 2009 Forward Stock Split. Of the 993,750 Warrants issued, an aggregate of 500,000 Warrants Pre-2009 Forward Stock Split (750,000 Warrants Post-2009 Forward Stock Split) to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year ended December 31, 2008 at an exercise price of $2.00

Pre-2009 Forward Stock Split per share exercisable for a period of twelve months from the date of share issuance. The remaining 162,500 Warrants Pre-2009 Forward Stock Split (243,750 Post-2009 Forward Stock Split) to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during the first quarter of fiscal year 2009 at an exercise price of $2.00 Pre-2009 Forward Stock Split per share exercisable for a period of twelve months from the date of share issuance.

As of the date of this Annual Report, none of the Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PRIVATE PLACEMENT OFFERINGS

         NOVEMBER 2008 PRIVATE PLACEMENT

During fiscal year ended December 31, 2008, we completed a private placement offering (the "November 2008 Private Placement Offering"), whereby we issued an aggregate of 1,000,000 Pre-2009 Forward Stock Split units at $1.00 per unit for proceeds of $1,000,000 (1,500,000 units Post-2009 Forward Stock Split). Each unit consists of one share of our restricted common stock and one-half of one non-transferable share purchase warrant exercisable at $2.00 per share Pre-2009 Forward Stock Split for a period of twelve months from the date of share issuance. The November 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The November 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the November 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

         FEBRUARY 2009 PRIVATE PLACEMENT

During February 2009, we completed a private placement offering (the "February 2009 Private Placement Offering"), whereby we issued an aggregate of 325,000 Pre-2009 Forward Stock Split units at $1.00 per unit for proceeds of $325,000 (487,500 units Post-2009 Forward Stock Split). Each unit consists of one share of our restricted common stock and one-half of one non-transferable share purchase warrant exercisable at $2.00 Pre-2009 Forward Stock Split per share for a period of twelve months from the date of share issuance. The February 2009 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The February 2009 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the February 2009 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

FORWARD STOCK SPLIT

On August 18, 2008, our Board of Directors authorized and approved the Forward Stock Split. The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock. The Forward Stock Split was effectuated on August 18, 2008 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 6,475,000 to approximately 90,650,000 shares of common stock. The common stock will continue to be $0.001 par value.

CANCELLATION OF SHARES

On March 22, 2009, our prior executive officers and founders agreed to return an aggregate 55,400,000 shares of our common stock. The executive officers did not receive any compensation direct or indirect from us as a result of the cancellation and return to treasury of the 55,400,000 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 36,575,000 shares.

APRIL 2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "2009 Forward Stock Split"). The 2009 Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the 2009 Forward Stock Split, including the increased potential for financing. The intent of the 2009 Forward Stock Split is to increase the marketability of our common stock.

The 2009 Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The 2009 Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements which are included elsewhere herein.

                                                             For the Period from
                                      Fiscal Years Ended        May 11,  2006
                                         December 31           (inception) to
                                        2008 and 2007         December 31, 2008
                                      __________________     ___________________

STATEMENT OF OPERATIONS DATA

OPERATING EXPENSES
   Professional Fees                $ 44,865    $    -0-         $  44,865
   Amortization                          681         807             1,552
   Advertising                         6,030         -0-             6,030
   General and Administrative         23,058      27,181            55,130
   Marketing                          19,716      32,510            54,326
   Organization                          -0-         -0-             1,500
   Website                               -0-         -0-               500
   Other Income Expense                1,161         -0-             1,161

LOSS FROM OPERATIONS                $(95,511)   $(60,498)        $(165,064)
   Foreign Exchange Gain (Loss)         (217)        420              203

NET LOSS                            $(95,728)   $(60,078)        $(164,861)

BALANCE SHEET DATA

TOTAL ASSETS                        $951,807    $ 37,117

TOTAL LIABILITIES                     13,417       3,000

STOCKHOLDERS EQUITY (DEFICIT)       $938,389    $ 34,117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 11, 2006) to fiscal year ended December 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007.

Our net loss for fiscal year ended December 31, 2008 was ($95,728) compared to a net loss of ($60,078) during fiscal year ended December 31, 2007 (an increase of $35,650). During fiscal years ended December 31, 2008 and 2007, we did not generate any revenue.

During fiscal year ended December 31, 2008, we incurred operating expenses of approximately $95,511 compared to $60,498 incurred during fiscal year ended December 31, 2007 (an increase of $35,013). These operating expenses incurred during fiscal year ended December 31, 2008 consisted of: (i) professional fees of $44,865 (2007: $9,120); (ii) amortization of $681 (2007: $807); (iii)
advertising $6,030 (2007: $-0-); (iv) general and administrative of $23,058 (2007: $27,181); and (v) other income expense of $1,161 (2007: $-0-).

Operating expenses incurred during fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007 increased primarily due to the incurrence of professional fees associated with the increased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Foreign exchange gain (loss) incurred during fiscal year ended December 31, 2008 of ($217) (2007: $420) was recorded resulting in a net loss of ($95,728). Our net loss during fiscal year ended December 31, 2008 was ($95,728) or ($0.00) per share compared to a net loss of ($60,078) or ($0.00) per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 91,650,000 for fiscal year ended December 31, 2008 compared to 6,475,000 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2008

As at fiscal year ended December 31, 2008, our current assets were $160,832 and our current liabilities were $13,417, which resulted in a working capital surplus of $147,415). As at fiscal year ended December 31, 2008, current assets were comprised of: (i) $8,176 in Canadian cash converted to US Dollars; and (ii) $152,656 in US Dollars. As at fiscal year ended December 31, 2008, current liabilities were comprised of: (i) $8,417 in accounts payable; and (ii) $5,000 due to director.

As at December 31, 2008, our total assets were $951,807 comprised of: (i) $160,832 in current assets; (ii) $9,725 in website; and (iii) $781,250 in option to purchase oil and gas lease. The increase in total assets during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the recording of the valuation of the option to purchase oil and gas lease.

As at December 31, 2008, our total liabilities were $13,417 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the amount due to director and an increase in accounts payable.

Stockholders' equity increased from $34,117 for fiscal year ended December 31, 2007 to $938,389 for fiscal year ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($83,522), consisting primarily of a net loss of ($95,728). Net cash flows used in operating activities was adjusted by $681 in amortization expense. Net cash flows used in operating activities was further changed by $10,147 relating to accounts payable and accrued liabilities, $1,161 in write down of obsolete website, and $217 as FX adjustment 2008. For cumulative amounts from date of incorporation (May 11, 2006) to fiscal year ended December 31, 2007, net cash flows used in operating activities was ($151,168), consisting primarily of a net loss of ($164,644). Net cash flows used in operating activities was adjusted by $1,552 in amortization expense. Net cash flows used in operating activities was further changed by $10,417 in accounts payable and accrued liabilities, $1,161 in write down of obsolete website, and $616 in FX adjustment inception to 2008.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended December 31, 2008, net cash flows used in investing activities was ($791,250) consisting of $781,250 for acquisition of land and further $10,000. For cumulative amounts from date of incorporation (May 11, 2006) to fiscal year ended December 31, 2007, net cash flows used in investing activities was ($791,250).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2008, net cash flows provided from financing activities was $1,000,000 compared to $1,103,250 for cumulative amounts from date of incorporation (May 11, 2006) to fiscal year ended December 31, 2007. Cash flows from financing activities for fiscal year ended December 31, 2008 consisted of $1,000,000 in proceeds from issuance of stock. Cash flows from financing activities for cumulative amounts from date of incorporation (May 11, 2006) to fiscal year ended December 31, 2007 consisted of $103,250 in proceeds from issuance of stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current Lease and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended December 31, 2008, we completed a private placement consisting of 1,000,000 Pre-2009 Forward Stock Split units at the price of $1.00 per unit for total proceeds of $1,000,000 (1,500,000 units Post-2009 Forward Stock Split). During the first quarter of 2009, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 325,000 Pre-2009 Forward Stock Split units and received gross proceeds of $325,000 (487,500 Post-2009 Forward Stock Split).

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2008, an aggregate of $5,000 was due and owing to one of our directors, which director has provided us with written documentation dated January 1, 2009 forgiving the debt.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 and December 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts ("SFAS 163"). SFAS 163 clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for our interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for our interim period commencing July 1, 2008. We do not expect the adoption of SFAS 163 to have a material impact on our financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2007, we have not adopted this statement and management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a significant effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
American Exploration Corporation
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of American Exploration Corporation, (f.k.a. Minhas Energy Consultants, Inc.), (An Exploration Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on May 11, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of American Exploration Corporation, (f.k.a. Minhas Energy Consultants, Inc.) (An Exploration Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on May 11, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $164,861, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ MOORE & ASSOCIATES, CHARTERED
_________________________________
Moore & Associates, Chartered
Las Vegas, Nevada
March 24, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501


                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                                 BALANCE SHEETS
                                                             December 31,     December 31,
                                                                 2008             2007
                                                             ____________     ____________

ASSETS

Current Assets
   Cash - CDN converted to USD                                $   8,176
   Cash - USD                                                   152,656        $  35,550
                                                              _________

Total Current Assets in USD                                     160,832        $  35,550
                                                              _________        _________

Website (note 7)                                                  9,725            1,567
                                                                               _________
Option to purchase oil and gas lease (note 7 Item 2)            781,250
                                                              _________
                                                                790,525

Total Assets                                                  $ 951,807        $  37,117
                                                              =========        =========

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts Payable                                           $   8,417        $   3,000
   Due to Director (note 5)                                       5,000
                                                              _________

Total Current Liabilities                                     $  13,417            3,000
                                                              _________        _________

Total Liabilities                                             $  13,417
                                                              _________

Stockholders (Deficiency) Equity
   Authorized:
   1,000,000 common shares
   Par Value $0.001

Issued and Outstanding:
   90,650,000                                                 $  90,650           90,650
   Additional Paid in Capital                                    12,600           12,600
   Private Placement 1                                          100,000
   Private Placement 2                                          900,000
   Deficit accumulated during exploration stage                (164,861)         (69,133)
                                                              _________        _________

Total Stockholders Equity                                     $ 938,389           34,117
                                                              _________        _________

Total Liabilities and Stockholders (deficiency) equity        $ 951,807        $  37,117
                                                              =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                            STATEMENTS OF OPERATIONS

                                                                                    Cumulative
                                                                                  Amounts From
                                                                                       Date of
                                                                              Incorporation on
                                          Year ended         Year ended        May 11, 2006 to
                                        December 31,       December 31,           December 31,
                                                2008               2007                   2008
                                        ____________       ____________       ________________

REVENUE                                 $___________       $          -          $_________

OPERATING EXPENSES (note 2)
Professional fees                             44,865                  -              44,865
Amortization                                     681                807               1,552
Advertising                                    6,030                  -               6,030
General & Administrative                      23,058             27,181              55,130
Marketing                                     19,716             32,510              54,326
Organization                                       -                  -               1,500
Website                                            -                  -                 500
Other Income Expense                           1,161                  -               1,161
                                        ____________       ____________          __________

Loss from operations                         (95,511)           (60,498)           (165,064)
Foreign exchange gain (loss)                    (217)               420                 203
                                        ____________       ____________          __________
Loss before income taxes                     (95,728)           (60,078)           (164,861)

Provision for income taxes                         -                  -                   -
                                        ____________       ____________          __________

Net loss                                $    (95,728)      $    (60,078)         $ (164,861)
                                        ============       ============          ==========

Basic and diluted loss per common                  0                  0
Share (1)

Weighted average number of                91,650,000          6,475,000
Common shares o/s  (Note 4)             ============       ============

(1)      Less than $0.01


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                             STATEMENTS OF CASH FLOW

                                                                              Cumulative
                                                                                Amounts
                                                                                 From
                                                                                Date of
                                                                             Incorporation
                                                                              On May 11,
                                                             Year Ended         2006 to
                                                            December 31,     December 31,
                                                                2008             2008
                                                            ____________     _____________

OPERATING ACTIVITIES

     Net Loss for the period                                     (95,728)         (164,644)
                                                            ____________     _____________

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
OPERATING ACTIVITIES
     Amortization Expense                                            681             1,552
Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                     10,147            10,417
     Write down of obsolete website                                1,161             1,161
     FX adjustment 2008                                              217
     FX adjustment inception to 2008                                                   616
                                                            ____________     _____________
Net Cash used in operating activities                            (83,522)         (151,168)

INVESTING ACTIVITIES

Net cash used in operating activities                             10,000            10,000
     Land                                                        781,250           781,250
                                                            ____________     _____________

Net cash used in investing activities                           (791,250)         (791,250)

FINANCING ACTIVITIES

     Proceeds from issuance of common stock                    1,000,000         1,000,000
                                                            ____________     _____________

Net cash provided by financing activities                      1,000,000         1,103,250

(Decrease) increase in cash during the period                    125,282           160,832

Cash, beginning of the period                                     35,550                 -

Cash, end of the period                                          160,832           160,832
                                                            ============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Supplemental Information
Taxes Paid                                                           0             0
Interest Paid                                                        0             0



                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                       STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                  Deficit
                                                                                Accumulated
                                          Common  Stock          Additional     During the          Total
                                     _______________________      Paid in       Exploration     Stockholder's
                                       Shares        Amount       Capital          Stage           Equity
                                     __________     ________     __________     ___________     _____________

Inception, May 11, 2006                       -            -              -               -               -

Initial capitalization, sale of
Common stock to Directors on
May 11, 2006 $0.0007/share           63,000,000     $ 63,000     $  (58,500)                    $     4,500
Private Placement closed
September 30, 2006 0.00357/share     27,650,000       27,650         71,100                          98,750

Net loss for the year                         -            -              -          (9,055)         (9,055)
                                     ______________________________________________________________________

Balance December 31, 2006            90,650,000       90,650         12,600          (9,055)         94,195

Net loss for the year                         -            -              -         (60,078)        (60,078)
                                     ______________________________________________________________________

Balance December 31, 2007            90,650,000       90,650         12,600         (69,133)         34,117

Private Placement closed
November 19, 2008 $1.038/share          900,000      900,000         12,600                         934,117

Private Placement closed
November 24, 2008 $1.034/share          100,000      100,000         12,600                       1,034,117

Net loss for the year                         -            -              -         (95,728)        (95,728)
                                     ______________________________________________________________________

Balance December 31, 2008            91,650,000       90,650         12,600        (164,861)        938,389
                                     ======================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations and in accordance with SFAS #7, is considered an Exploration stage company, and has had no revenues from operations to date.

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

The Company has not issued any options or warrants or similar securities since inception. However, warrants were included in the recent private placement totaling 500,000 shares if fully exercised within one year of issue.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. No advertising expenses had been incurred as of December 31, 2008.

WEBSITE COSTS

Website costs consist of software costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. In December 2006, a website was purchased and was amortized over its estimated useful life of three years using the straight-line method. In the fourth quarter of 2008 it was written down to 0 since it was an asset of the former company, Minhas Energy Consultants, Inc. At the same time, a new website was purchased for the new company, American Exploration Corporation. The price was $10,000 and it will also be amortized over a useful life of 3 years on a straight line basis. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

RECENT ACCOUNTING PRONOUNCEMENTS


In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

CONCENTRATIONS OF RISKS - CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2008 of $(164,861). The Company intends to fund initial operations through equity financing arrangements.

The ability of the Company to emerge from the exploration stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     O The Company has completed an SB-2 Registration Statement and obtained a trading symbol for its common shares on the OTCBB.

     O Management intends to raise additional funds through public or private placement offerings.

     O Management has changed the focus of the Company's operations to oil and gas exploration and development from the provision of engineering services to generate revenue. There can be no assurances, however, that management's expectations of future revenues will be realized.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative.

ISSUED AND OUTSTANDING

On May 11, 2006 (inception), the Company issued 4,500,000 shares of its common stock to its Directors for cash of $4,500. See Note 5 (pre-forward split 14:1).

On September 30, 2006, the Company closed a private placement for 1,975,000 common shares at a price of $0.05 per share, or an aggregate of $98,750 (pre-forward split 14:1). The Company accepted subscriptions from 38 offshore non-affiliated investors.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 4. (CONTINUED)

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares. 6,475,000 outstanding common shares prior to the split resulted in 90,650,000 shares subsequent to the split. All comparative share numbers have been adjusted to reflect the forward split.

On November 19th and 24th, 2008, the Company closed two private placements for 900,000 and 100,000 shares respectively, at a price of $1.00 for a total of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant in the capital of the company. Each whole warrant entitles the subscriber to purchase one additional share of the company 12 months from the date of issuance at an exercise price of $2.00 per warrant share. As of December 31st/2008, there were 91,650,000 shares outstanding; when the warrants may be exercised, outstanding shares will increase by 500,000 shares.

NOTE 5. RELATED PARTY TRANSACTIONS

The $5,000 amount loaned to the company from a director will be forgiven as of January 1st, 2009 as per written letter.

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

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $164,861, of which $9,055 will expire by December 31, 2026 and the balance of $155,806 by December 31, 2027.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 7.  REPLACEMENT OF WEBSITE

Former Minhas website:

                             ACCUMULATED      WRITE-      NET BOOK
                   COST      AMORTIZATION     DOWN        VALUE
__________________________________________________________________

Website costs     $2,438       $ 1,277        $ 1,161     $      -
__________________________________________________________________

WEBSITE COSTS ARE AMORTIZED ON A STRAIGHT LINE BASIS OVER 3 YEARS, ITS ESTIMATED USEFUL LIFE.

In the third quarter of 2008, the website was written down to nil.


NEW AMERICAN EXPLORATION CORP WEBSITE:

                              ACCUMULATED      NET BOOK
                   COST       AMORTIZATION      VALUE
_______________________________________________________

Website Costs     $10,000       $275.00         $9,725
_______________________________________________________

Once the company embarked on a new business front in the forth quarter of 2008, a new website was constructed to better reflect this new business. This website is being amortized on a straight line basis over its estimated useful life of 3 years. See www.americanexplorationcorp.com.

NOTE 8. SUBSEQUENT EVENTS

An extension was granted on the original option agreement to purchase the mineral leases. The original amounts of $781,250 to conduct due diligence and balance of $2,343,750 have remained the same. The original date of November 17, 2008 to complete due diligence has been extended to April 30th, 2009. The original spud date of May 31, 2009 remains the same. For consideration of the extension American Exploration Corporation agreed to provide an additional non-refundable deposit of $125,000. Two private placements were completed for a total of $325,000 in February 2009. $200,000 was raised on February 11, 2009 and $125,000 was raised on February 18, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective during fiscal year ended December 31, 2008, our Board of Directors appointed Moore & Associates ("Moore & Associates") as our principal independent registered public accounting firm.

The reports of Moore & Associates on our financial statements for each of the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2008 and 2007, there were no disagreements between us and Moore & Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore & Associates, would have caused Moore & Associates to make reference thereto in their reports on our audited consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Steve Harding as our Chief Executive Officer and Brian Manko as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Messrs. Harding and Manko concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the date of this Annual Report, we have not implemented an Audit Committee, but will be doing so in the future. We are currently in the process of hiring a consultant to assist in implementing internal controls and procedures for the monitoring and review of work performed by our Chief Financial Officer.

This Annual Report does not include an attestation report of our registered public accounting firm Moore & Stephens regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T)

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:


NAME                    AGE       POSITION WITH THE COMPANY

Steven Harding           49       President, Chief Executive Officer/Principal
                                  Executive Officer and a Director

Brian Manko              42       Chief Financial Officer,

Manmohan Minhas          54       Treasurer and a Director

Devinder Randhawa        49       Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

STEVE HARDING. Mr. Harding has been our President/Chief Executive Officer and a member of our board of directors since October 29, 2008. Mr. Harding has twenty-six years experience in the oil and gas exploration industry within numerous geological basins both within and outside of North America. He has occupied various senior positions within EnCana Corp., and its predecessors Alberta Energy and Husky Energy. From October 2003 to December 2004 he was the vice president, Northern Canada and the vice president Alaska/MacKenzie Delta from 2002 to September 2003. From 1998 to 2002 he was an exploration manager for Alberta Energy in their New Ventures Group and the chief geologist/geoscientist at Husky Energy from 1994 to 1998. Since March 2005 he has acted as a self employed consultant, responsible for evaluating oil and gas assets for a number of private and public companies from a technical and business viability perspective. In the latter half of the 1980's, he was responsible for developing the geological model, which lead to the discovery of the White Rose field in offshore Newfoundland. The White Rose field is believed to hold estimated reserves of 450 - 500 Million barrels of oil and 3-4 trillion cubic feet of gas, and currently produces approximately 110,000 barrels per day. While at EnCana, he also negotiated and secured the largest exploration position in the US and Canadian Arctic, leading to the discovery of the Umiak field 2004 and receiving a Department of Minerals Management Service corporate citizen award in 2003 for outstanding cultural and environmental efforts in Alaska.

Mr. Harding received his Honours Bachelor of Science degree in Geology from McMaster University in 1982 and his Masters degree in Geology from the University of Alberta in 1985.

BRIAN MANKO. Mr. Manko has been our Chief Financial Officer since February 1, 2009. During the past eighteen years, Mr. Manko has been involved with private and public companies involving a wide range of industries. From approximately 2000 to present, Mr. Manko has been directly involved with private money management as an institutional investor and private investor specializing in both the capital and currency markets. From approximately 2003 to present, Mr. Manko has been a director for Morbank Mortgage Investment Company. From approximately 1996 to 2000 to 2003, Mr. Manko worked as an equity broker with Levesque Securities and Research Capital. From approximately 1992 to 1996, Mr. Manko was employed by Johnson & Johnson in its pharmaceuticals divisions. Mr. Manko is also currently working in an executive financial position with a chapter of a national volunteer group.

Mr. Manko earned a Bachelor of Commerce degree in 1992 from the University of Calgary. He is also currently completing his CMA accounting designation.

MANMOHAN MINHAS. Mr. Minhas has been our Treasurer and on our Board of Directors since May 11, 2006 and was our prior President/Chief Executive Officer resigning effective October 29, 2008. Mr. Manmohan Minhas worked for PanCanadian Petroleum (now EnCana Corporation) from May 1980 to August 1993. He started as a Project Engineer and worked on the design and construction of oil and gas production facilities for the company. These facilities included gas plants, compressor stations, pipelines, and oil production batteries. By August 1985, he had successfully completed over $100,000,000 worth of projects and led a department with twenty employees. On July 1986, he was transferred to Reservoir Exploitation Department, where he worked on conceptual planning, reservoir engineering studies, primary and secondary petroleum recovery studies, reserve estimates, and production forecasts. These projects were all based in central and southern Alberta. In this position, he was responsible for the supervision of twelve engineers.

From June 1988 to September 1990, Mr. Minhas was the leader of the Reserves Task Force for Pan Canadian, with a group of fifteen engineers, geologists and computer personnel. The group reviewed over 15,000 oil and gas properties the company had interest in Alberta, Saskatchewan, BC, Colorado and California for purposes of regulatory disclosure of oil and gas reserves reporting. On September 1990, he was appointed Supervisor, Production Revenue Department, and was responsible for acquisitions and divestures of producing properties, and an operations budget for the company of over $500,000,000 annually. He was also responsible for contracts for processing and transportation of oil and gas through the company's facilities, and supervised a staff of approximately twenty personnel. During his tenure with Pan Canadian, Mr. Minhas supervised seven Alberta based oil and gas exploration projects through conceptual development, drilling and production, with an aggregate expenditure budget in excess of $150,000,000. Mr. Minhas left PanCanadian in August 1993. From August 1993 to September 1994, Mr. Minhas acted as a Principal Consulting Engineer with Quantel Engineering Ltd. At Quantel, Mr. Minhas did conceptual, detailed engineering and project management of oil and gas field production facilities in Southern Alberta, including compressor stations, pipelines, gas plants and gas wellsite construction and development.

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

Mr. Minhas received his B.Sc. (Mechanical Engineering) from the University of Calgary in 1980. He is a registered professional engineer with Association of Professional Engineers, Geologists and Geophysicists of Alberta ("APEGGA"). He was given an Exemplary Voluntary Service Award by APEGGA in 1992. He has also completed numerous seminars and courses in many facets of petroleum production and facilities, reservoir engineering, drilling, well testing and log analysis.

Mr. Minhas is a member of the Board of Directors of American Oil & Gas Inc., a publicly traded US oil and gas exploration and development company based in Denver, Colorado. The company is listed on the AMEX and trades under the symbol "AEZ". He is also a member of the company's audit committee and compensation committee.

DEVINDER RANDHAWA. Mr. Rnadhawa has been on our Board of Directors since October 29, 2008. Mr. Randhawa founded Strathmore Minerals Corp. in 1996 and served as its chairman and chief executive officer until January 2008. Strathmore Minerals Corp. is an uranium exploration company publically listed on the TSX venture exchange in Canada, with assets in the US, Canada and Peru. Mr Randhawa was also the founder of Royal County Minerals Corp. and served as president and chief executive officer and director from May 1998 to July 2003. Royal County Minerals Corp. was a publically listed gold exploration company which traded on the TSX venture exchange. In 2003, he arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the president, chief executive officer and chairman of the board of Pacific Asia China Energy, a TSX listed public company involved in the coal bed methane exploration business in three provinces of China. In July 2008 he was instrumental in arranging the sale of the company to a third party. In addition, Mr. Randhawa currently provides his services to the following TSX venture exchange listed companies as: (i) chairman of the board and chief executive officer for Fission Energy Inc.; (ii) chief executive officer for Ballyliffin Capital Corp.; (iii) president, chief executive officer and a director for Jalna Minerals Corp.; and (iv) vice chairman for Sernova Corp.

Mr. Randhawa received his MBA from the University of British Columbia in 1985 subsequent to graduating with High Honors from Trinity Western University with a BA (Business Admin) in 1983.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. However, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2008 and 2007 and 2006 (collectively, the "Named Executive Officers"):



SUMMARY COMPENSATION TABLE
___________________________________________________________________________________________________
                                                                       Non-Qualified
                                                        Non-Equity       Deferred
Name and                            Stock    Option   Incentive Plan   Compensation     All Other
Principal          Salary   Bonus   Awards   Awards    Compensation      Earnings      Compensation
Position    Year    ($)      ($)     ($)      ($)          ($)              ($)            ($)

Manmohan
Minhas,
prior       2006    -0-      -0-     -0-      -0-          ---              ---            ---
President   2007    -0-      -0-     -0-      -0-          ---              ---            ---
and CEO     2008    -0-      -0-     -0-      -0-          ---              ---            ---
___________________________________________________________________________________________________

Steve
Harding
current
President
and CEO     2008   20,000    -0-     -0-      -0-          ---              ---            ---
___________________________________________________________________________________________________


STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2008

The following table sets forth information as at December 31, 2008 relating to Stock Options that have been granted to the Named Executive Officers:


                                              OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      OPTION AWARDS                                                 STOCK AWARDS
                 _________________________________________________________________   _________________________________________
                                                                                                                     Equity
                                                                                                         Equity      Incentive
                                                                                                         Incentive   Plan
                                                                                                Market   Plan        Awards:
                                                                                                Value    Awards:     Market
                                               Equity                                Number     of       Number      or Payout
                                               Incentive                             of         Shares   of          Value of
                                               Plan                                  Shares     or       Unearned    Unearned
                                               Awards:                               or Units   Units    Shares,     Shares,
                 Number of     Number of       Number of                             of         of       Units or    Units or
                 Securities    Securities      Securities                            Stock      Stock    Other       Other
                 Underlying    Underlying      Underlying                            That       That     Rights      Rights
                 Unexercised   Unexercised     Unexercised   Option                  Have       Have     That        That
                 Options       Options         Unearned      Exercise   Option        Not       Not      Have Not    Have Not
                 Exercisable   Unexercisable   Options       Price      Expiration   Vested     Vested   Vested      Vested
Name                 (#)           (#)             (#)       ($)        Date         (#)        ($)      (#)         (#)
______________________________________________________________________________________________________________________________

Manhohan             -0-            -0-            -0-                                 -0-        -0-       -0-         -0-
Minhas, prior
President/CEO
______________________________________________________________________________________________________________________________

Steve Harding,
current
President/CEO        -0-            -0-            -0-                                 -0-        -0-       -0-         -0-
______________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2008, 2007 and 2006:



DIRECTOR COMPENSATION TABLE

                                                                          Change in
                                                                          Pension
                                                                          Value and
                      Fees                               Non-Equity       Nonqualified
                      Earned or                          Incentive        Deferred             All
                      Paid in      Stock      Option     Plan             Compensation        Other
                      Cash         Awards     Awards     Compensation     Earnings         Compensation     Total
Name                    ($)        ($)         ($)          ($)              ($)                ($)          ($)
_________________________________________________________________________________________________________________

Manmohan Minhas
   2006                    -0-       -0-       -0-           -0-              -0-              -0-           -0-
   2007                    -0-       -0-       -0-           -0-              -0-              -0-           -0-
   2008                    -0-       -0-       -0-           -0-              -0-              -0-           -0-
_________________________________________________________________________________________________________________

Steve Harding
   2008                    -0-       -0-       -0-           -0-              -0-              -0-           -0-
_________________________________________________________________________________________________________________

Devinder Randhawa
   2008                $10,000       -0-       -0-           -0-              -0-              -0-           -0-
_________________________________________________________________________________________________________________

Ravinder Minhas,
prior member
   2008                    -0-       -0-       -0-           -0-              -0-              -0-           -0-
_________________________________________________________________________________________________________________


EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into verbal month-to-month contractual relationships with certain of our executive officers and directors as follows. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

PRESIDENT/CHIEF EXECUTIVE OFFICER

As of October 29, 2008, we entered into a contractual relationship with Perfect Ocean Investments Inc. ("POI") regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the "Harding Arrangement"). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding.

CHIEF FINANCIAL OFFICER

As of February 1, 2009, we entered into a contractual relationship with Manko Business Consulting Corp. ("MBCC") regarding the engagement and compensation of Brian Manko, our Chief Financial Officer (the "Manko Arrangement"). In accordance with the terms and provisions of the Manko Arrangement, we will pay a monthly salary of $2,750 to MBCC as compensation for Mr. Manko.

DIRECTOR

As of November 1, 2008, we entered into a contractual relationship with Devinder Randhawa regarding the engagement and compensation of Mr. Randhawa as a member of our Board of Directors (the "Randhawa Arrangement"). In accordance with the terms and provisions of the Randhawa Arrangement, we will pay a monthly salary of $5,000 to Mr. Randhawa as compensation. As of fiscal year ended December 31, 2008, we paid an aggregate of $10,000 to Mr. Randhawa.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 54,862,500 shares of common stock issued and outstanding.


                                             Amount and Nature of       Percentage of Beneficial
Name and Address of Beneficial Owner(1)     Beneficial Ownership(1)           Ownership

Directors and Officers:

Steve Harding                                      1,500,000                    2.73%
407 2nd Street SW
Calgary, Alberta
Canada T2P 2Y3

Brian Manko                                          300,000                    Nil
407 2nd Street SW
Calgary, Alberta
Canada T2P 2Y3

Ravinder Randhawa                                  3,000,000                    5.47%
407 2nd Street SW
Calgary, Alberta
Canada T2P 2Y3

Manmohan Minhas                                      495,000                    Nil
407 2nd Street SW
Calgary, Alberta
Canada T2P 2Y3

All executive officers                             5,295,000                    9.65%
and directors as a group
(4 persons)




*     Less than one percent.

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract,  arrangement,  understanding, relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares;  and (ii)  investment power,  which  includes the power to dispose or direct the  disposition  of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example,  persons  share the power to vote or the power
     to  dispose  of  the  shares).  In  addition,   shares  are  deemed  to  be
     beneficially  owned by a person if the person has the right to acquire  the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information  is  provided.  In  computing  the  percentage ownership  of any  person,  the amount of shares  outstanding  is deemed to include  the amount of shares  beneficially  owned by such person (and only such  person)  by  reason of these  acquisition  rights.  As a result,  the percentage of outstanding  shares of any person as shown in this table does not necessarily  reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually  outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 54,862,500 shares issued and outstanding.  Beneficial ownership amounts reflect the 2009 Forward Stock Split.



CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2008.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have verbally agreed to pay certain of our executive officers and directors compensation for services rendered as follows:.President/Chief Executive Officer

As of October 29, 2008, we entered into a contractual relationship with POI regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the "Harding Arrangement"). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding.

CHIEF FINANCIAL OFFICER

As of February 1, 2009, we entered into a contractual relationship with MBCC regarding the engagement and compensation of Brian Manko, our Chief Financial Officer (the "Manko Arrangement"). In accordance with the terms and provisions of the Manko Arrangement, we will pay a monthly salary of $2,750 to MBCC as compensation for Mr. Manko.

DIRECTOR

As of November 1, 2008, we entered into a contractual relationship with Devinder Randhawa regarding the engagement and compensation of Mr. Randhawa as a member of our Board of Directors (the "Randhawa Arrangement"). In accordance with the terms and provisions of the Randhawa Arrangement, we will pay a monthly salary of $5,000 to Mr. Randhawa as compensation.

ITEM 14. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.   Document

3.1           Articles of Incorporation (1)

3.1.2         Articles of Merger between Minhas Energy
              Consultants and American Energy Corp. (2)

3.2           Bylaws (1)

10.1          Option Agreement between American Energy
              Corp and Westrock Land Corporation dated
              October 2008.     (3)

31.1          Certification of Chief Executive Officer
              Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2          Certification of Chief Financial Officer
              Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1          Certification of Chief Executive Officer
              Under Section 1350 as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act.

32.2          Certification of Chief Financial Officer
              Under Section 1350 as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on March 5, 2006.

(2) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 8, 2008.

(3) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2008 and our Amendment No. 1 to Current Report filed with the Commission on January 25, 2009.

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

ITEM 15.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2008, we incurred approximately $9,230 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During fiscal year ended December 31, 2007, we incurred approximately $8,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During fiscal year ended December 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN EXPLORATION CORP.

Dated: April 14, 2009
                                       By: /s/ STEVE HARDING
                                           _____________________________________
                                               Steve Harding
                                               President/Chief Executive Officer


Dated: April 14, 2009
                                       By: /s/ BRIAN MANKO
                                           _____________________________________
                                               Brian Manko
                                               Chief Financial Officer