Form 10-K/A
period 2008-12-31
American Exploration Corp
filed 2009-05-19
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           AMERICAN EXPLORATION CORP.
                                    Form 10-K

INDEX

Item 1.     Business                                                           4

Item 1A.    Risk Factors                                                      12

Item 1B.    Unresolved Staff Comments                                         24

Item 2.     Properties                                                        24

Item 3.     Legal Proceedings                                                 24

Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 24

Item 6.     Selected Financial Data                                           28

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          29

Item 8.     Financial Statements and Supplemental Data                        34

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          50

Item 9A.    Controls and Procedures                                           50

Item 9A(T)  Controls and Procedures                                           51

Item 9B.    Other Information                                                 51

Item 10.    Directors, Executive Officers and Corporate Governance            51

Item 11.    Executive Compensation                                            54

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   57

Item 13.    Certain Relationships and Related Transactions and Director
            Compensation                                                      58

Item 14.    Exhibits                                                          59

Item 15.    Principal Accountant Fees and Services                            60

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

AVAILABLE INFORMATION

American Exploration Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

This Annual Report is being amended to revise the disclosure regarding our property description in "Item 1. BUSINESS - CURRENT BUSINESS OPERATIONS - Westrock Option Agreement", "Item 1A. RISK FACTORS" and Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA - Statement of Stockholders' Equity and Balance Sheets."

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

CANCELLATION OF SHARES

On March 21, 2009, our prior executive officers and founders agreed to return an aggregate 55,400,000 shares of our common stock. The executive officers did not receive any compensation direct or indirect from us as a result of the cancellation and return to treasury of the 55,400,000 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 36,575,000 shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024.

CURRENT BUSINESS OPERATIONS

We are a start-up company which intends to engage in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus is the proposed acquisition of a 100% working interest and a 75% net revenue interest in certain leases located Mississippi owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We believe we have identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these leases.

WESTROCK OPTION AGREEMENT

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corporation. Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas leases (the "leases"), located in Mississippi. We have an option to acquire 100% of the working interest and 75% of the net revenue interest in the leases at $625.00 per net acre for a total purchase price of approximately $3,125,000. The effective date of the conveyance of the revenue interest in the leases to us is no later than May 15, 2009 subject to a final payment of the remaining balance of $2,018,750.Current terms of the Option Agreement require spudding a well on or before October 1, 2009; The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through September 2011.

The leases are located in the Gulf Coast Salt Basin trend, outside of the core area initially exploited for the Haynesville Shale. Management believes that over-thickened Haynesville Shale deposits can be isolated which are rich in organic carbon, possess superior rock properties and are gas-charged. The specific location of the leases is not identified within this document for reasons of additional strategic land acquisition yet to be consummated in the area. As of the date of this Private Placement Memorandum, we have not consummated the Option Agreement nor acquired any interest in the leases.

OPERATING STRATEGY

Our strategy is to consummate the Option Agreement and with the assistance of partners, drill wells on the leases. With the leases secured, we endeavor to find a partner to drill a single well on the property, prior to October 1, 2009. Management anticipates that we will need to bring in a partner who will pay for the majority of at least the first well. Importantly, we do not see operating properties for ourselves within the foreseeable future. Additional lands in the area may be optioned and secured following success of the first producing well. Additional prospective areas have been identified within the larger region, which will be targeted for acquisition and development following and possibly concurrent with the onset of commercial success.

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

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to commence and continue our exploration activities and our assessment of the commercial viability of our potential lease acquisition. . Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow.

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

As our potential lease acquisition does not contain any proven or probable reserves at this point, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our potential lease acquisition does not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. Our potential oil and gas property is in the exploration state as opposed to the development stage and has no known body or quantity of reserves. The reserves of this project, if any, have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct exploration activities on our potential lease acquisition, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on the property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our potential property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that potential reserves are likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our potential oil and gas property can be commercially developed.

OUR EXPLORATION ACTIVITIES ON OUR POTENTIAL LEASE ACQUISITION MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on the property that constitutes the Westrock lease and that it can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non -productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $164,861 from May 11, 2006 (inception) to December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $164,861 and had incurred losses of approximately $95,728 during fiscal year ended December 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or our capital raising initiatives.

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

The independent auditor's report accompanying our December 31, 2008 and 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

WE ARE A NEW ENTRANT INTO THE OIL AND GAS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring the Lease. As a result, there is limited information regarding property related production potential or revenue generation potential. Further, our potential Lease has no probable, proved or developed producing reserves. As a result, our future revenues may be limited or non-existent.

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

OUR POTENTIAL DRILLING OPERATIONS MAY NOT BE SUCCESSFUL.

We intend to technically evaluate certain zones on the property and if results are positive and capital is available, to drill wells and begin production operations. There can be no assurance that our current acquisition activities or future drilling activities will be successful, and we cannot be sure that our overall future drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

OUR FUTURE PRODUCTION INITIATIVES MAY NOT PROVE SUCCESSFUL.

There is no guarantee that the potential future drilling locations we acquire will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD NATURAL GAS OR OIL IN COMMERCIALLY VIABLE QUANTITIES.

We describe our current prospect in this Annual Report. Our prospect is in various stages of consummation of acquisition, preliminary evaluation and assessment and we have not reached the point where we have committed to drill on the subject prospect. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

Our future drilling activities will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

In general, our future exploration and production activities will be subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

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

When and if we are convinced that our potential lease or those subsequently acquired are capable of production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

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

Equity Compensation
Plans Approved by
Security Holders                n/a                      n/a                      n/a

Equity Compensation
Plans Not Approved
by Security Holders

Warrants                      993,750                   $1.33                     -0-

Total                         993,750


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

As at December 31, 2008, our total liabilities were $13,417 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the creation of investor materials.

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



/s/ MOORE & ASSOCIATES, CHARTERED
_________________________________
Moore & Associates, Chartered
Las Vegas, Nevada
March 24, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                                 BALANCE SHEETS

                                                             December 31,     December 31,
                                                                 2008             2007
                                                              (Amended)
                                                             ____________     ____________

ASSETS

Current Assets
     Cash - CDN converted to USD                              $   8,176
     Cash - USD                                                 152,656        $  35,550

Total Current Assets in USD                                     160,832        $  35,550

Website (note 7)                                                  9,725            1,567
Option to purchase oil and gas lease (note 7 Item 2)            781,250
                                                                790,525

Total Assets                                                  $ 951,807        $  37,117


LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts Payable                                         $   8,417        $   3,000
     Due to Director (note 5)                                     5,000

Total Current Liabilities                                     $  13,417            3,000



Total Liabilities                                             $  13,417

Stockholders (Deficiency) Equity
     Authorized:
     150,000,000 common shares
     Par Value $0.001

Issued and Outstanding:
     137,475,000 & 135,975,000 respectively                   $ 137,475        $ 135,975
     Additional Paid in Capital                                 965,775          (37,725)
     Deficit accumulated during exploration stage              (164,861)         (69,133)



Total Stockholders Equity                                     $ 938,389           34,117

Total Liabilities and Stockholders (deficiency) equity        $ 951,807        $  37,117


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                         (An Exploration Stage Company)
                           Year End December 31, 2008

                            STATEMENTS OF OPERATIONS

                                                                                    Cumulative
                                                                                  Amounts From
                                                                                       Date of
                                                                              Incorporation on
                                          Year ended         Year ended        May 11, 2006 to
                                        December 31,       December 31,           December 31,
                                                2008               2007                   2008
                                        ____________       ____________       ________________

REVENUE                                 $___________       $          -          $_________

OPERATING EXPENSES (note 2)
Professional fees                             44,865                  -              44,865
Amortization                                     681                807               1,552
Advertising                                    6,030                  -               6,030
General & Administrative                      23,058             27,181              55,130
Marketing                                     19,716             32,510              54,326
Organization                                       -                  -               1,500
Website                                            -                  -                 500
Other Income Expense                           1,161                  -               1,161
                                        ____________       ____________          __________

Loss from operations                         (95,511)           (60,498)           (165,064)
Foreign exchange gain (loss)                    (217)               420                 203
                                        ____________       ____________          __________
Loss before income taxes                     (95,728)           (60,078)           (164,861)

Provision for income taxes                         -                  -                   -
                                        ____________       ____________          __________

Net loss                                $    (95,728)      $    (60,078)         $ (164,861)
                                        ============       ============          ==========

Basic and diluted loss per common                  0                  0
Share (1)

Weighted average number of               137,475,000          6,475,000         137,475,000
Common shares o/s  (Note 4)             ============       ============         ===========

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





                                                   AMERICAN EXPLORATION CORPORATION
                                             (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                                                    (An Exploration Stage Company)
                                                      Year End December 31, 2008

                                                  STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                            Deficit
                                                                                           Accumulated
                                                  Common  Stock            Additional      During the         Total
                                            __________________________      Paid in        Exploration     Stockholder's
                                              Shares           Amount       Capital          Stage            Equity
                                            __________________________     __________      ___________     _____________

Inception, May 11, 2006                               -              -             -              -                 -

Initial capitalization, sale of
Common stock to Directors on
May 11, 2006 $0.0005/share                   94,500,000       $ 94,500      $(90,000)                        $  4,500
Private Placement closed
September 30, 2006 0.0024/share              41,475,000         41,475        57,275                           98,750

Net loss for the year                                 -              -             -          (9,055)          (9,055)
                                            ___________       ________      ________        ________         ________

Balance December 31, 2006                   135,975,000        135,975       (37,725)         (9,055)          94,195

Net loss for the year                                 -              -             -         (60,078)         (60,078)
                                            ___________       ________      ________        ________         ________

Balance December 31, 2007                   135,975,000        135,975       (37,725)        (69,133)          34,117

Private Placement closed
November 19, 2008 $0.692/share                1,350,000          1,350       898,650                          900,000

Private Placement closed
November 24, 2008 $0.689/share                  150,000            150        99,850                          100,000

Net loss for the year                                 -              -             -         (95,728)         (95,728)
                                            ___________       ________      ________        ________         ________

Balance December 31, 2008                   137,475,000        137,475       965,775        (164,861)         938,389
                                            ===========       ========      ========        ========         ========



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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

Post 1.5:1 split on April 13, 2009 the Company is authorized to issue 150,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative.

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

                                December 31, 2008


NOTE 4. STOCKHOLDERS' EQUITY (CONTINUED)

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares. 6,475,000 outstanding common shares prior to the split resulted in 90,650,000 shares subsequent to the split. All comparative share numbers have been adjusted to reflect the forward split.

On November 19th and 24th, 2008, the Company closed two private placements for 900,000 and 100,000 shares respectively, at a price of $1.00 for a total of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant in the capital of the company. Each whole warrant entitles the subscriber to purchase one additional share of the company 12 months from the date of issuance at an exercise price of $2.00 per warrant share. As of December 31st, 2008, there were 91,650,000 shares outstanding; when the warrants may be exercised, outstanding shares will increase by 500,000 shares. On April 13, 2009 a 1.5:1 split was effectuated.

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

NOTE 8. SUBSEQUENT EVENTS

An extension was granted on the original option agreement to purchase the mineral leases. The original amounts of $781,250 to conduct due diligence and balance of $2,343,750 have remained the same. The original date of November 17, 2008 to complete due diligence has been extended to April 30th, 2009. The original spud date of May 31, 2009 remains the same. For consideration of the extension American Exploration Corporation agreed to provide an additional non-refundable deposit of $325,000. Two private placements were completed for a total of $325,000 in February 2009. $200,000 was raised on February 11, 2009 and $125,000 was raised on February 18, 2009. On April 13, 2009 a 1.5:1 stock split occurred and these amended financial statements have been duly adjusted.

                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2008


NOTE 9. AMENDMENT OF FINANCIAL STATEMENTS

The accompanying financial statements as of December 31, 2008 have been amended to reflect a change to the presentation of private placement shares on the balance sheet. The shares from private placements were issued and therefore should have been included in the cumulative amount of shares outstanding rather than be itemized on the balance sheet. This results in a change on the balance sheet to properly show 91,650,000 shares issued and outstanding rather than 90,650,000 with two itemized private placements totaling 1,000,000 shares.

On April 13, 2009 a 1.5:1 stock split was effectuated which resulted in the following changes in common shares, par value stock amounts and additional paid in capital.

     ______________________________________________________________________

                                  DECEMBER 31, 2008       DECEMBER 31, 2008
                                     POST SPLIT               PRE-SPLIT
                                     (AMENDED)
     ______________________________________________________________________

     AUTHORIZED                      150,000,000             100,000,000
     ______________________________________________________________________

     ISSUED AND OUTSTANDING          137,475,000               91,650,00
     ______________________________________________________________________


The table on the next page shows the changes in the statements of stockholder equity pre and post split. The share amounts have increased by a factor of 1.5. The par value stock amount is the new share amount x par value of $0.001. The additional paid in value is the par value stock amount less total stockholders equity. A change also occurs in the total stockholder's equity column from a running total to stating specific amounts for the private placements.


                        AMERICAN EXPLORATION CORPORATION
                  (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                          Changes made to Balance Sheet
                           Year End December 31, 2008

                                 BALANCE SHEETS

                                      December 31,   December 31,                                        December 31,   December 31,
                                         2008           2007                                               2008           2007
                                       (AMENDED)      (AMENDED)                                           (PREVIOUS)     (PREVIOUS)
                                      ____________   ____________                                        ____________   ____________

ASSETS                                                              ASSETS

Current Assets                                                      Current Assets
   Cash - CDN converted to USD         $   8,176                       Cash - CDN converted to USD        $   8,176
   Cash - USD                            152,656      $  35,550        Cash - USD                           152,656      $  35,550
                                       _________      _________                                           _________      _________

Total Current Assets in USD              160,832      $  35,550     Total Current Assets in USD             160,832      $  35,550

Website (note 7)                           9,725          1,567     Website (note 7)                          9,725          1,567
Option to purchase oil and gas lease     781,250                    Option to purchase oil and gas lease    781,250
   (note 7 Item 2)                                                     (note 7 Item 2)
                                         790,525                                                            790,525
                                       _________      _________                                           _________      _________

Total Assets                           $ 951,807      $  37,117      Total Assets                         $ 951,807      $  37,117
                                       =========      =========                                           =========      =========

LIABILITIES & STOCKHOLDER'S EQUITY                                  LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities                                                 Current Liabilities
   Accounts Payable                    $   8,417      $   3,000        Accounts Payable
   Due to Director (note 5)                5,000                       Due to Director (note 5)
                                       _________      _________                                           _________      _________
                                                                                                          $   8,417      $   3,000

Total Current Liabilities              $  13,417          3,000     Total Current Liabilities                 5,000

Total Liabilities                      $  13,417                    Total Liabilities                     $  13,417          3,000

Stockholders (Deficiency) Equity                                    Stockholders (Deficiency) Equity
   Authorized:                                                         Authorized:
   150,000,000 common shares                                           1,000,000 common shares            $  13,417
   Par Value $0.001                                                    Par Value $0.001

Issued and Outstanding:                                             Issued and Outstanding:
   137,475,000 & 135,975,000           $ 137,475      $ 135,975        90,650,000                         $  90,650         90,650
      respectively                                                     Additional Paid in Capital            12,600         12,600
   Additional Paid in Capital            965,775        (37,725)       Private Placement 1                   99,965
   Deficit accumulated during           (164,861)       (69,133)       Private Placement 2                  899,965
      exploration stage                                                Deficit since inception             (164,861)       (69,133)
                                       _________      _________                                           _________      _________

Total Stockholders Equity              $ 938,389         34,117     Total Stockholders Equity             $ 938,389         34,117

Total Liabilities and Stockholders     $ 951,807      $  37,117     Total Liabilities and Stockholders    $ 951,807      $  37,117
(deficiency) equity                    =========      =========     (deficiency) equity                   =========      =========



                                                   AMERICAN EXPLORATION CORPORATION
                                             (formerly - MINHAS ENERGY CONSULTANTS, INC.)
                                                    (An Exploration Stage Company)
                                                      Year End December 31, 2008

                                                  STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                   Addi-      Addi-                            Total       Total
                                                                   tional     tional                           Stock-      Stock-
                                                                   Paid In    Paid In    Deficit.   Deficit.   holder's    holder's
                    Shares       Shares       Amount     Amount    Capital    Capital     Accum.     Accum.    Equity      Equity
                   Previous      Amended     Previous    Amended   Previous   Amended    Previous   Amended    Previous    No change
                  __________________________________________________________________________________________________________________

Inception,
May 11,
2006                       -             -          -          -          -          -          -          -           -         -

Initial
capitalization,
sale of
Common stock to
Directors on
May 11, 2006
$0.0005/share     63,000,000    94,500,000   $ 63,000   $ 94,500   $(58,500)  $(90,000)                        $   4,500   $ 4,500

Private
Placement
closed
September 30,
2006
0.0024/share      27,650,000    41,475,000     27,650     41,475     71,100     57,275                            98,750    98,750

Net loss for
the year                   -             -          -          -          -          -     (9,055)    (9,055)     (9,055)   (9,055)
                  ________________________________________________________________________________________________________________

Balance
December 31,
2006              90,650,000   135,975,000     90,650    135,975    (12,600)   (37,725)    (9,055)    (9,055)     94,195    94,195

Net loss for
the year                   -             -          -          -          -          -    (60,078)   (60,078)    (60,078)  (60,078)
                  ________________________________________________________________________________________________________________

Balance
December 31,
2007              90,650,000   135,975,000     90,650    135,975    (12,600)   (37,725)   (69,133)   (69,133)     34,117    34,117

Private
Placement
closed
November 19,
2008
$0.692/share         900,000     1,350,000        900      1,350    899,100    898,650                           934,117   900,000

Private
Placement
closed
November 24,
2008
$0.689/share         100,000       150,000        100        150     99,900     99,850                         1,034,117   100,000

Net loss for
the year                   -             -          -          -          -          -    (95,728)   (95,728)    (95,728)  (95,728)
                  ________________________________________________________________________________________________________________

Balance
December 31,
2008              91,650,000   137,475,000     91,650    137,475  1,011,600    965,775   (164,861)  (164,861)    938,389   938,389
                  ================================================================================================================


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

This Annual Report does not include an attestation report of our registered public accounting firm Moore & Associates regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

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

Our directors and executive officers, their ages, positions held are as follows:


NAME                    AGE       POSITION WITH THE COMPANY

Steven Harding           49       President, Chief Executive Officer/Principal
                                  Executive Officer and a Director

Brian Manko              42       Chief Financial Officer

Manmohan Minhas          54       Treasurer and a Director

Devinder Randhawa        49       Director

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



SUMMARY COMPENSATION TABLE
___________________________________________________________________________________________________

                                                                       Non-Qualified
                                                        Non-Equity       Deferred
Name and                            Stock    Option   Incentive Plan   Compensation     All Other
Principal          Salary   Bonus   Awards   Awards    Compensation      Earnings      Compensation
Position    Year    ($)      ($)     ($)      ($)          ($)              ($)            ($)
___________________________________________________________________________________________________

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




                                       AMERICAN EXPLORATION CORP.



Dated: May 19, 2009
                                       By: /s/ STEVE HARDING
                                           _____________________________________
                                               Steve Harding
                                               President/Chief Executive Officer



Dated: May 19, 2009
                                       By: /s/ BRIAN MANKO
                                           _____________________________________
                                               Brian Manko
                                               Chief Financial Officer