Form 10-Q
period 2009-03-31
American Exploration Corp
filed 2009-05-19
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NO. 333-141060


                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
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


Securities registered pursuant to                 Name of each exchange on which
   Section  12(b) of the Act:                               registered:
              NONE


          Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, $0.001
                                (Title of Class)


Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                            Outstanding as of  May 13, 2009
Common Stock, $0.001                             54,862,500*

*Increased from 36,575,000 shares of common stock to 54,862,500 shares of common stock based upon the forward stock split of 1.5 shares for each one share issued and outstanding effected on the market as of Monday, April 13, 2009.

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)

                                    Form 10-Q


PART 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                   4
             Statements of Operations                                         5
             Statements of Cash Flows                                         6
             Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                19

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                        24

Item 4.   Controls and Procedures                                            25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  26

Item 1A.  Risk Factors                                                       26

Item 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds                                                        26

Item 3.   Defaults Upon Senior Securities                                    27

Item 4.   Submission of Matters to a Vote of Security Holders                27

Item 5.   Other Information                                                  27

Item 6.   Exhibits                                                           27

PART I

ITEM 1. FINANCIAL STATEMENTS


                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                          Quarter Ended March 31, 2009
                                   (unaudited)

                                 BALANCE SHEETS

                                                              MARCH 31, 2009       DECEMBER 31, 2008
                                                              ______________       _________________
                                                                (Unaudited)           (Audited)

ASSETS

Current Assets
       Cash - CDN converted to USD                              $    5,710             $   8,176
       Cash - USD                                                   42,083               152,656
                                                                __________             _________

Total Current Assets in USD                                         47,793               160,832
                                                                __________             _________

Website (note 7)                                                     8,900                 9,725
Option to purchase oil and gas lease (note 8)                    1,106,250               781,250
                                                               __________             _________
                                                                 1,115,150               790,525

Total Assets                                                    $1,162,943             $ 951,807
                                                                ==========             =========


LIABILITIES  & STOCKHOLDER'S EQUITY

Current Liabilities
       Accounts Payable                                         $   16,736             $   8,417
       Due to director (note 5)                                      0.000                  5000
                                                                __________             _________

Total Liabilities                                               $   16,736             $  13,417
                                                                __________             _________

Stockholders Equity
       Authorized:
       150,000,000 Common shares  Par value $0.001

Issued and Outstanding:
       54,862,500 and 137,475,000 respectively (note 4)             54,863               137,475
       Additional Paid in Capital                                1,378,387               965,775
       Deficit accumulated during exploration stage               (287,043)             (164,861)
                                                                __________             _________

Total Stockholders' Equity                                      $1,146,207             $ 938,389
                                                                __________             _________

Total Liabilities & Stockholders' Equity (Deficiency)           $1,162,943             $ 951,807
                                                                ==========             =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                          Quarter Ended March 31, 2008
                                   (unaudited)

                            STATEMENTS OF OPERATIONS

                                                                                                      Cumulative
                                                                                                   Amounts from date
                                                         Three Months         Three Months        of Incorporation on
                                                            Ended                Ended              May 11, 2006 to
                                                        March 31, 2009       March 31, 2008         March 31, 2009
                                                        ______________       ______________       ___________________
                                                          (Unaudited)          (Unaudited)            (Unaudited)

REVENUE                                                            -                   -                       -

OPERATING EXPENSES
Professional Fees                                            (79,276)                                   (124,140)
Amortization                                                    (825)               (203)                 (2,377)
Advertising                                                        -                                      (6,030)
General & Administrative                                     (42,082)             (5,219)                (97,212)
Marketing                                                          -             (17,500)                (54,326)
Organization                                                       -                                      (1,500)
Website                                                            -                                        (500)
Other Income Expense                                               -                                      (1,161)
                                                          __________           _________              __________

Loss from Operations                                        (122,183)            (22,922)               (287,043)
                                                          __________           _________              __________

Provision for Income Taxes                                         -                   -                       -

NET LOSS                                                    (122,183)            (22,922)               (287,043)
                                                          ==========           =========              ==========

Basic and diluted loss per common share                            0                   0                       0

Weighted avg number of common share o/s  (note 4)         54,862,500           6,475,000              54,862,500
                                                          ==========           =========              ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                          Quarter Ended March 31, 2009
                                   (unaudited)

                             STATEMENTS OF CASH FLOW

                                                                                                      Cumulative
                                                                                                   Amounts from date
                                                         Three Months         Three Months        of Incorporation on
                                                            Ended                Ended              May 11, 2006 to
                                                        March 31, 2009       March 31, 2008         March 31, 2009
                                                        ______________       ______________       ___________________
                                                          (Unaudited)          (Unaudited)            (Unaudited)

OPERATING ACTIVITIES

Net Loss for the period                                     (122,291)            (22,922)               (287,246)
                                                          __________           _________              __________
ADJUSTMENT TO RECONCILE NET LOSS TO CASH USED BY
OPERATING ACTIVITIES
Amortization Expense                                             875                 203                   2,377

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities                       8,319              (2,000)                 16,736
Write down of obsolete website                                     -                                       1,161
FX Adjustment March 31, 2009                                    (108)
FX adjustment from prior period                                  203                                         203
Loan due to director                                               -                                       5,000
                                                          __________           _________              __________

Net Cash used in operating activities                       (113,009)            (24,719)               (261,769)

INVESTING ACTIVITIES
Website                                                            -                                     (10,000)
Previous website                                                   -                                      (2,438)
Operating Lease                                             (325,000)                                 (1,106,250)
                                                          __________           _________              __________

Net cash used in investing activities                       (325,000)                  0              (1,118,688)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                             -                                     103,250
Private Placements November 2008                                   -                                   1,000,000
Private Placements January 2009                              325,000                                     325,000
                                                          __________           _________              __________

Net cash provided by financing activities                    325,000                                   1,428,250

(Decrease) Increase in cash during period                   (113,039)            (24,719)                 47,793

Cash, beginning of period                                    160,832              35,550                       0

Cash, end of period                                           47,793              10,831                  47,793
                                                          ==========           =========              ==========

Supplemental information:
Taxes paid                                                         0                   0                       0
Interest paid                                                      0                   0                       0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                          Quarter Ended March 31, 2008
                                   (unaudited)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                  Deficit
                                          Common Stock           Additional     Accumulated         Total
                                    ________________________      Paid in       During the      Stockholder's
                                      Shares         Amount       Capital       Exploration        Equity
                                                                                   Stage
_____________________________________________________________________________________________________________

Inception May 11, 2006                        -            -              -             -                 -

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.0005/share            94,500,000     $ 94,500     $  (90,000)                     $    4,500

Private Placement closed
September 30, 2006 0.0024/shr        41,475,000       41,475         57,275                          98,750

Net loss for the year                         -            -              -        (9,055)           (9,055)
                                    ___________     ________     __________     _________        __________

Inception May 11, 2006              135,975,000      135,975        (32,725)       (9,055)           (9,055)

Net loss for the year                         -            -              -       (60,078)          (60,078)
                                    ___________     ________     __________     _________        __________

Balance December 31, 2007           135,975,000      135,975        (32,725)      (69,133)           34,117

Private Placement closed
November 19, 2008 $0.692/shr          1,350,000        1,350        898,650                         900,000

Private Placement closed
November 24, 2008 $0.689/shr            150,000          150         99,850                         100,000

Net loss for the year                         -            -              -       (95,728)          (95,728)
                                    ___________     ________     __________     _________        __________

Balance December 31, 2008           137,475,000      137,475        965,775      (164,861)          938,389

Private Placement closed
January 2009 $0.667/shr                 300,000          300        199,700                         200,000

Private Placement closed
January 2009 $0.667shr                  187,500          188        124,812                         125,000

Forgiven loan from director                   -            -          5,000             -             5,000

Cancellation of shares              (83,100,000)     (83,100)        83,100

Net loss for period                           -            -              -      (122,183)         (122,183)
                                    ___________     ________     __________     _________        __________

Balance March 31, 2009               54,862,000       54,863      1,378,387      (287,043)        1,146,207
                                     ==========     ========     ==========     =========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


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

An extension was granted on the original option agreement to purchase the mineral leases. The original amounts of $781,250 to conduct due diligence increased by $325,000 due to the extension of the due diligence period. The balance of $2,343,750 remains the same. The original date of November 17, 2008 to complete due diligence has been extended to April 30th, 2009. The original spud date of May 31, 2009 remains the same. Two private placements were completed for a total of $325,000 in February 2009. $200,000 was raised on February 11, 2009 and $125,000 was raised on February 18, 2009.

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception. The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. No advertising expenses had been incurred as of March 31, 2009.

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2009 of $(287,043). The Company intends to fund initial operations through equity financing arrangements. In fact some financing agreements are in progress and are noted in Note 8.

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

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 4. STOCKHOLDERS' EQUITY (CONTINUED)

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

In February of 2009 the company raised $325,000 in a private placement increasing the number of shares outstanding to 91,975,000. Two private placements were completed for a total of $325,000 in February 2009. $200,000 was raised on February 11, 2009 and $125,000 was raised on February 18, 2009.

On March 21, 2009 our prior executive officers and founders agreed to return an aggregate 55,400,000 shares of our common stock. They did not receive any compensation from the cancellation and return to treasury. Total issued and outstanding as of March 31, 2009 is reduced to 36,575,000 shares outstanding.

On April 13, 2009 a 1.5:1 stock split took effect leaving 54,862,500 shares outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The $5,000 amount loaned to the company from a director was forgiven as of January 1st, 2009 as per written letter.

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


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

As of March 31, 2009, the Company has a net operating loss carry forward of approximately $287,043, of which $9,055 will expire by December 31, 2026 and the balance of $277,988 by December 31, 2027.

NOTE 7.  REPLACEMENT OF WEBSITE


Former Minhas website:
________________________________________________________________________________

                              ACCUMULATED
                   COST       AMORTIZATION     WRITE-DOWN     NET BOOK VALUE

Website costs     $ 2,438       $ 1,277         $ 1,161            $  -
________________________________________________________________________________


Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

In the third quarter of 2008, the website was written down to nil.


NEW AMERICAN EXPLORATION CORP WEBSITE:
________________________________________________________________________________

                              ACCUMULATED      NET BOOK VALUE
                   COST       AMORTIZATION

Website Costs     $10,000      $1,100.00           $8,900
________________________________________________________________________________


Once the company embarked on a new business front in the fourth quarter of 2008, a new website was constructed to better reflect this new business. This website is being amortized on a straight line basis over its estimated useful life of 3 years. See WWW.AMERICANEXPLORATIONCORP.COM.

                        AMERICAN EXPLORATION CORPORATION
                    (F.K.A. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


NOTE 8. SUBSEQUENT EVENTS

Between March 31, 2009 and the submission of these financial statements events of significance took place. On March 26, 2009 our Board of Directors authorized and approved a forward stock split of 1.5:1 to be enacted on April 13, 2009. The number of shares outstanding at that time will be 54,862,500. All income tax returns were prepared for past years such that the company is now up to date. Current terms of the Option Agreement require spudding a well on or before October 1, 2009.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

American Exploration Corporation was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. After the effective date of March 14, 2007 of our registration statement filed with the Securities and Exchange Commission on March 5, 2007, we commenced trading on the Over-the-Counter Bulletin Board.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.

RECENT DEVELOPMENTS

APRIL 2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "Forward Stock Split"). The Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value.

AMENDMENT TO ARTICLES OF INCORPORATION

On March 26, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Quarterly Report, our authorized capital structure has been increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock, par value of $0.001.

CURRENT BUSINESS OPERATIONS

We are a start-up natural resource exploration and production company which intends to engage in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary focus is the proposed acquisition of a 100% of the working interest and 75% of the net revenue interest in certain contiguous leases (the "Leases") located in
Mississippi owned by Westrock Land Corp., a private Texas corporation ("Westrock"). We believe we have identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these Leases.

WESTROCK OPTION AGREEMENT

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock. Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas Leases located in Mississippi. We have an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625.00 per net acre for a total purchase price of approximately $3,125,000. Current terms of the Option Agreement require spudding a well on or before October 1, 2009; the effective date of the conveyance of the revenue interest in the Leases to us is no later than May 15, 2009 with a final payment of the remaining balance of $2,018,750. The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through to September of 2011.

RESULTS OF OPERATION
                                                             FOR THE PERIOD FROM
                                    THREE MONTH PERIOD          MAY 11, 2006
                                     ENDED MARCH 31,           (INCEPTION) TO
                                      2009 AND 2008            MARCH 31, 2009
________________________________________________________________________________

STATEMENT OF OPERATIONS DATA

OPERATING EXPENSES
   Professional fees              $  79,276      $   -0-          $124,140
   Amortization                         825          203             2,377
   Advertising                          -0-          -0-             6,030
   General and administrative        42,082        5,219            97,212
   Marketing                            -0-       17,500            54,326
   Organization                         -0-          -0-             1,500
   Website                              -0-          -0-               500
   Other income expense                 -0-          -0-             1,161
NET LOSS                          ($122,183)    ($22,922)        ($287,043)


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

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008.

Our net loss for the three month period ended March 31, 2009 was ($122,183) compared to a net loss of ($22,922) during the three month period ended March 31, 2008 (an increase of $99,261). During the three month periods ended March 31, 2009 and 2008, we did not generate any revenue.

During the three month period ended March 31, 2009, we incurred operating expenses of approximately $122,183 compared to $22,922 incurred during the three month period ended March 31, 2008 (an increase of $99,261). These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) professional fees of $79,276 (2008: $-0-); (ii) amortization of $825 (2008: $203); (iii) general and administrative of $42,082 (2008: $5,219); and (iv) marketing of $-0- (2008: $17,500).

Operating expenses incurred during the three month period ended March 31, 2009 compared to three month period ended March 31, 2008 increased primarily due to the incurrence of professional fees and general and administrative expenses associated with the increased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the three month period ended March 31, 2009 was ($122,183) or ($0.00) per share compared to a net loss of ($22,922) or ($0.00) per share during the three month period ended March 31, 2008. The weighted average number of shares outstanding was 54,862,500 for the three month period ended March 31, 2009 compared to 6,475,000 for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT MARCH 31, 2009

As at the three month period ended March 31, 2009, our current assets were $47,793 and our current liabilities were $16,736, which resulted in a working capital deficiency of ($31,057). As at the three month period ended March 31, 2009, current assets were comprised of: (i) $5,710 in cash consisting of Canadian dollars converted to U.S. dollars; and (ii) $42,083 in cash consisting of U.S. Dollars. As at the three month period ended March 31, 2009, current liabilities were comprised of $16,736 in accounts payable.

As at the three month period ended March 31, 2009, our total assets were $1,162,943 comprised of: (i) $47,793 in current assets; (ii) $8,900 in website; and (iii) $1,106,250 in valuation of option to purchase the interest in the Leases. The slight increase in total assets during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the valuation of the option to purchase the interest in the Leases.

As at the three month period ended March 31, 2009, our total liabilities were $16,736 comprised entirely of current liabilities. The slight increase in liabilities during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to an increase in accounts.

Stockholders' equity increased from $938,389 for fiscal year ended December 31, 2008 to stockholders' equity of $1,146,207 for the three month period ended March 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2009, net cash flows used in operating activities was ($113,009), consisting primarily of a net loss of ($122,291). Net cash flows used in operating activities was changed by: (i) $875 in amortization expense; (ii) $8,319 relating to accounts payable and accrued liabilities; (iii) $203 as FX adjustment from prior period and (iv) ($108) as FX adjustment March 31, 2009. For the three month period ended March 31, 2008, net cash flows used in operating activities was ($24,719), consisting primarily of a net loss of ($22,922). Net cash flows used in operating activities was changed by: (i) $203 in amortization expense; and (ii) ($2,000) in accounts payable and accrued liabilities

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended March 31, 2009, net cash flows used in investing activities was $325,000 consisting of investment in Leases. For the three month period ended March 31, 2008, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2009, net cash flows provided from financing activities was $325,000 compared to $-0- for the three month period ended March 31, 2008. Cash flows from financing activities for the three month period ended March 31, 2009 consisted of $325,000 in proceeds from private placement offering.

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

During the three month period ended March 31, 2009, we completed a private placement under Regulation S consisting of 325,000 Pre-Forward Stock Split units and received gross proceeds of $325,000 (487,500 Units Post-Forward Stock Split).

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2008, an aggregate of $5,000 was due and owing to one of our directors, which director has provided us with written documentation dated January 1, 2009 forgiving the debt.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE  RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm Moore & Stephens regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM IA. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

2009 PRIVATE PLACEMENT

During February 2009, we completed a private placement offering (the "2009 Private Placement Offering"), whereby we issued an aggregate of 325,000 Pre-2009 Forward Stock Split units at $1.00 per unit for proceeds of $325,000 (487,500 units Post-2009 Forward Stock Split). Each unit consists of one share of our restricted common stock and one-half of one non-transferable share purchase warrant exercisable at $2.00 Pre-2009 Forward Stock Split ($1.33 Post-2009 Forward Stock Split) per share for a period of twelve months from the date of share issuance. The 2009 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The 2009 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the 2009 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "Forward Stock Split"). The Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           AMERICAN EXPLORATION CORPOATION

Dated: May 18, 2009

                                           By: /s/ STEVE HARDING
                                               _________________________________
                                                   Steve Harding, President and
                                                   Chief Executive Officer


Dated: May 18, 2009

                                           By: /s/ BRIAN MANKO
                                               _________________________________
                                                   Brian Manko
                                                   Chief Financial Officer