Form 10-Q
period 2009-06-30
American Exploration Corp
filed 2009-08-19
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                       For the period ended June 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NO. 333-141060


                        AMERICAN EXPLORATION CORPORATION
                 ______________________________________________
                 (Name of small business issuer in its charter)

             NEVADA                                              98-0518266
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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

                              COMMON STOCK, $0.001
                              ____________________
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

                                 Yes [X ] No[ ]

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

Large accelerated filer [ ]                                Accelerated filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                  Outstanding as of  August 11, 2009
Common Stock, $0.001                                    54,862,500*

*Increased from 36,575,000 shares of common stock to 54,862,500 shares of common stock based upon the forward stock split of 1.5 shares for each one share issued and outstanding effected on the market as of Monday, April 13, 2009.

                        AMERICAN EXPLORATION CORPORATION

                                    Form 10-Q


Part 1.  FINANCIAL INFORMATION                                               4

Item 1.  FINANCIAL STATEMENTS                                                4
            Balance Sheets                                                   4
            Statements of Operations                                         5
            Statements of Cash Flows                                         6
            Statements of Stockholder's Equity                               7
            Notes to Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

Item 4.  Controls and Procedures                                            26

Part II. OTHER INFORMATION                                                  27

Item 1.  Legal Proceedings                                                  27

Item 1A. Risk Factors                                                       27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 3.  Defaults Upon Senior Securities                                    28

Item 4.  Submission of Matters to a Vote of Security Holders                28

Item 5.  Other Information                                                  28

Item 6.  Exhibits                                                           29

PART I

ITEM 1. FINANCIAL STATEMENTS


                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                           Quarter Ended June 30, 2009
                                   (unaudited)

                                 BALANCE SHEETS
                                                                                    December 31, 2008
                                                                June 30, 2009           (audited)

ASSETS

Current Assets
         Cash - CDN converted to USD                             $     2,232           $    8,176
         Cash - USD                                                   29,311              152,656
                                                                 ___________           __________

Total Current Assets in USD                                           31,544              160,832
                                                                 ___________           __________

Website                                                                8,066                9,725
Option to purchase oil and gas lease (note 8)                      1,106,250              781,250
                                                                 ___________           __________
                                                                   1,114,316              790,525

Total Assets                                                     $ 1,145,860           $  951,807
                                                                 ===========           ==========


LIABILITES & STOCKHOLDERS EQUITY

Current Liabilites
         Accounts Payable                                        $     7,339           $    8,417
         Salaries payable (note 5)                                    18,750                    -
         Due to Director                                                   0                 5000
         Loans from Directors (note 5)                                87,548                    -
                                                                 ___________           __________

Total Liabilites                                                 $   113,637           $   13,417
                                                                 ===========           ==========

Stockholders (Deficiency) Equity
         Authorized:
         150,000,000 Common shares Par Value $0.001

Issued and Outstanding:
         54,862,500 and 137,475,000 respectively (note 4)             54,863              137,475
         Additional Paid in Capital                                1,378,387              965,775
         Deficit Accumulated during exploration stage              (401,027)             (164,861)
                                                                 ___________           __________

Total Stockholders' Equity                                       $ 1,032,223           $  938,389
                                                                 ===========           ==========

Total Liabilites & Stockholders' Equity (Deficiency)             $ 1,145,860           $  951,807
                                                                 ===========           ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                           Quarter Ended June 30, 2009
                                   (unaudited)

                            STATEMENTS OF OPERATIONS

                                                                                                        Cumulative
                                                                                                       Amounts from
                                   Three months    Three months     Six months       Six months       Date of incorp
                                       Ended          Ended            Ended            Ended        On May 11, 2006
                                   June 30, 2009   June 30, 2008    June 30, 2009    June 30, 2008    To June 30, 2009
                                   _____________   _____________    _____________    _____________   _________________

Revenue                                       -              -                -               -                  -

Operating  Expenses
      Professional  Fees            $   (96,530)                    $  (175,806)                       $  (220,670)
      Amortization                         (833)    $     (203)          (1,658)           (406)            (3,210)
      Advertising                                                                                           (6,030)
      G&A                               (16,417)        (4,207)         (58,499)         (9,426)          (113,629)
      Marketing                                                                         (17,500)           (54,326)
      Organization                                                                                          (1,500)
      Website                                                                                                 (500)
      Other Inc Exp                                                                                         (1,161)
                                    ______________________________________________________________________________

      Loss from ops                    (113,781)        (4,410)        (235,964)        (27,332)          (401,027)
                                    ______________________________________________________________________________
      FX gain (loss)
      Loss before
      Income taxes                     (113,781)        (4,410)        (235,964)        (27,332)          (401,027)
                                    ______________________________________________________________________________

      Provision for
      Income taxes

Net loss                               (113,781)        (4,410)        (235,964)        (27,332)         (401,027)
                                    ===========     ==========      ===========      ==========        ===========

Basic and diluted loss per
      common share (1)

Weighted average number of
      common shares o/s (note 4)
                                     54,862,500      6,475,000       54,862,500       6,475,000         54,862,500
                                    ===========     ==========      ===========      ==========        ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                           Quarter Ended June 30, 2009
                                   (unaudited)

                             STATEMENTS OF CASH FLOW

                                                                                                       Cumulative
                                                                                                        Amounts
                                                                                                      From Date of
                                                                    Six Months       Six Months     Incorporation on
                                                                      Ended             Ended       May 11, 2006 to
                                                                  June 30, 2009     June 30, 2008    June 30, 2009
                                                                  _____________     ____________    ________________

OPERATING ACTIVITIES

Net Loss for the period                                             (235,964)          (22,922)          (401,027)
                                                                    ________           _______         __________
ADJUSTMENT TO RECONCILE NET LOSS TO CASH USED BY OPERATING
ACTIVITIES
Amortization Expense                                                     833               203                719
Salaries Payable                                                      18,750                               18,750

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities                                   -            (2,000)             7,339
Write down of obsolete website                                             -                                1,161
FX Adjustment March 31, 2009                                               0
FX adjustment from prior period                                            0                                  203
Loan due to director                                                       -                                5,000
                                                                           -
Net Cash used in operating activities                               (216,381)          (24,719)          (386,605)

INVESTING ACTIVITIES
Website                                                                    -                              (10,000)
Previous website                                                           -                               (2,438)
Operating Lease                                                                                        (1,106,250)
                                                                    ________           _______         __________
Net cash used in investing activities                                                                  (1,118,688)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     -                              103,250
Private Placements November 2008                                           -                            1,000,000
Private Placements January 2009                                            -                              325,000
Loans due to director                                                 87,523                               87,523
                                                                    ________           _______         __________
Net cash provided by financing activities                             87,523                            1,515,733

(Decrease) Increase in cash during period                           (131,520)          (24,719)            29,311

Cash, beginning of period                                            160,832            35,550                  0

Cash, end of period                                                   29,311            10,831             29,311
                                                                    ========           =======         ==========

Supplemental information:
Taxes paid                                                                 0                 0                  0
Interest paid                                                              0                 0                  0


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                           Quarter Ended June 30, 2008
                                   (unaudited)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                  Deficit
                                          Common Stock           Additional     Accumulated         Total
                                    ________________________      Paid in       During the      Stockholder's
                                      Shares         Amount       Capital       Exploration        Equity
                                                                                   Stage
_____________________________________________________________________________________________________________

Inception May 11, 2006                        -            -              -             -                 -

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.0005/share            94,500,000     $ 94,500     $  (90,000)                         $4,500

Private Placement closed
September 30, 2006 0.0024/shr        41,475,000       41,475         57,275                          98,750

Net loss for the year                         -            -              -        (9,055)           (9,055)
                                    _______________________________________________________________________

Inception May 11, 2006              135,975,000      135,975        (32,725)       (9,055)           (9,055)

Net loss for the year                         -            -              -       (60,078)          (60,078)
                                    _______________________________________________________________________

Balance December 31, 2007           135,975,000      135,975        (32,725)      (69,133)           34,117

Private Placement closed
November 19, 2008 $0.692/shr          1,350,000        1,350        898,650                         900,000

Private Placement closed
November 24, 2008 $0.689/shr            150,000          150         99,850                         100,000

Net loss for the year                         -            -              -       (95,728)          (95,728)
                                    _______________________________________________________________________

Balance December 31, 2008           137,475,000      137,475        965,775      (164,861)          938,389

Private Placement closed
January 2009 $0.667/shr                 300,000          300        199,700                         200,000

Private Placement closed
January 2009 $0.667shr                  187,500          188        124,812                         125,000

Forgiven loan from director                   -            -          5,000             -             5,000

Cancellation of shares              (83,100,000)     (83,100)        83,100

Net loss for period                           -            -              -      (217,416)         (217,416)
                                    _______________________________________________________________________

Balance June 30, 2009                54,862,000       54,863      1,378,387      (382,277)        1,050,973
                                    ===========     ========     ==========     =========        ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


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

An extension was granted on the original option agreement to purchase the mineral leases. The original amounts of $781,250 to conduct due diligence increased by $325,000 due to the extension of the due diligence period. The outstanding balance of $2,018,750 remains the same. The original date of November 17, 2008 to complete due diligence was extended to May 15th, 2009. The original spud date of May 31, 2009 was extended to October 1st, 2009. In the third quarter we entered into a further amendment to the Option Agreement (the "Third Amended Option Agreement") with Westrock. Based upon the terms and provisions of the Third Amended Option Agreement we shall pay to Westrock an unfinalized amount in cash, and/or an unfinalized amount of shares of our restricted common stock. The acquisition of the mineral lease is considered a completed transaction.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form 10-K.

                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


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

Since inception the company has issued warrants through two separate private placements totaling 993,750 shares, exercisable within one year of issue at $1.33/share.

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

                                  June 30, 2009


NOTE 2. (CONTINUED)

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. No advertising expenses had been incurred in the quarter ending June 30, 2009.

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

                                  June 30, 2009


NOTE 2. (CONTINUED)

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

                                  June 30, 2009


NOTE 2. (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows. In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


NOTE 2. (CONTINUED)

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

                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


NOTE 2. (CONTINUED)

CONCENTRATIONS OF RISKS - CASH BALANCES

The Company maintains its cash in institutions insured by the Canadian Deposit Insurance Corporation (CDIC). This Canadian government corporation insures balances up to $100,000 Canadian dollars on savings accounts and chequing accounts that are held in Canadian dollars.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to June 30, 2009 of $(401,027). The Company intends to fund initial operations through equity financing arrangements. In fact some financing agreements are in progress and are noted in Note 8.

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

                                  June 30, 2009


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

On March 21, 2009 our prior executive officers and founders agreed to return an aggregate 55,400,000 shares of our common stock. They did not receive any compensation from the cancellation and return to treasury. Total issued and outstanding as of March 31, 2009 was reduced to 36,575,000 shares outstanding.

On April 13, 2009 a 1.5:1 stock split took effect leaving 54,862,500 shares outstanding.

                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                                   (Unaudited)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


NOTE 5. RELATED PARTY TRANSACTIONS

The $5,000 amount loaned to the company from a director was forgiven as of January 1, 2009. A total of $87,548 USD was loaned to the company by directors to cover operating expenses. Terms of the loan were finalized in Q3. Interest of 10% per annum will be paid to the lenders beginning July 1,09. As of the date of this filing approximately 1.5 months interest is owed to the lenders. As well, the president and CFO agreed to be remunerated at a later date for one month's work to ensure that funds were available to pay other obligations.

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

As of June 30, 2009, the Company has a net operating loss carry forward of approximately $401,027, of which $9,055 will expire by December 31, 2026 and the balance of $391,972 by December 31, 2027.

NOTE 7.  REPLACEMENT OF WEBSITE

Former Minhas website:

________________________________________________________________________________

                             ACCUMULATED
                   COST      AMORTIZATION     WRITE-DOWN     NET BOOK VALUE
________________________________________________________________________________

Website costs     $2,438        $1,277          $1,161            $  -
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

                                  June 30, 2009


NOTE 7. CONTINUED

In the third quarter of 2008, the website was written down to nil.

NEW AMERICAN EXPLORATION CORP WEBSITE:

________________________________________________________________________________

                                         ACCUMULATED
                          COST           AMORTIZATION       NET BOOK VALUE

________________________________________________________________________________

     Website Costs       $10,000          $1,933.00             $8,066
________________________________________________________________________________

Once the company embarked on a new business front in the fourth quarter of 2008, a new website was constructed to better reflect this new business. This website is being amortized on a straight line basis over its estimated useful life of 3 years. See WWW.AMERICANEXPLORATIONCORP.COM

NOTE 8. SUBSEQUENT EVENTS

In the third quarter we entered into a further amendment to the Option Agreement (the "Third Amended Option Agreement") with Westrock. Based upon the terms and provisions of the Third Amended Option Agreement: (i) we shall pay to Westrock an unfinalized amount in cash, and/or an unfinalized amount of shares of our restricted common stock. The acquisition of the mineral lease is considered a completed transaction.

The terms of the loan agreement totaling $87,543 from directors was finalized in Q3 to be 10% interest per annum.

American Exploration Corp is no longer employing Moore and Associates as their auditor due to a change of focus of Michael Moore. Due to a change in professional concentration Mr. Moore has turned his audit practice over to Seale & Beers, CPAs, whom AEXP has now hired as their auditor.

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

WESTROCK OPTION AGREEMENT

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock. Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas Leases located in Mississippi. We have an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625.00 per net acre for a total purchase price of approximately $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through September of 2011. Terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 with a final payment of the remaining balance of $2,018,750.

Effective  on January  8,  2009,  we  entered  into an  amendment  to the Option
Agreement (the "Amended Option Agreement") with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence. Effective on March 18, 2009, we entered into a further amendment to the Option Agreement ("the "Second Amended Option Agreement") with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until May 15, 2009 to complete our due diligence; (ii) we shall pay to Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the revenue interest in the Leases to us shall be no later than May 15, 2009.

During the quarter ended June 30, 2009, two separate evaluations were undertaken to review the land title status of the Leases. Both evaluations concluded that all was satisfactory and title could be cleanly transferred to us from Westrock. In the third quarter we entered into a further amendment to the Option Agreement (the "Third Amended Option Agreement") with Westrock. Based upon the terms and provisions of the Third Amended Option Agreement: (i) we shall pay to Westrock an unfinalized amount in cash, and (ii) we shall issue to Westrock an unfinalized amount of shares of our restricted common stock. The acquisition of the mineral lease is considered a completed transaction.


RESULTS OF OPERATION
_____________________________________________________________________________________
                                                               FOR THE PERIOD FROM
                                  SIX MONTH PERIOD ENDED     MAY 11, 2006 (INCEPTION)
                                  JUNE 30, 2009 AND 2008         TO JUNE 30, 2009
_____________________________________________________________________________________

STATEMENT OF OPERATIONS DATA
REVENUE                               -0-            -0-                  -0-
OPERATING EXPENSES
   Professional fees               $175,806         $-0-            $ 220,670
   Amortization                       1,658          406                3,210
   Advertising                          -0-          -0-                6,030
   General and administrative        58,499        9,426              113,629
   Marketing                            -0-       17,500               54,326
   Organization                         -0-          -0-                1,500
   Website                              -0-          -0-                  500
   Other income expense                 -0-          -0-                1,161
NET LOSS                          ($235,964)    ($27,332)           ($401,027)
_____________________________________________________________________________________


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

SIX MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2008.

Our net loss for the six month period ended June 30, 2009 was ($235,964) compared to a net loss of ($27,332) during the six month period ended June 30, 2008 (an increase of $208,632). During the six month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the six month period ended June 30, 2009, we incurred operating expenses of approximately $235,964 compared to $27,332 incurred during the six month period ended June 30, 2008. The Operating Expenses incurred during the six month period ended June 30, 2009 consisted of: (i) professional fees of $175,806 (2008: $-0-); (ii) amortization of $1,658 (2008: $406); (iii) general and administrative  of $58,499  (2008:  $9,426);  and (iv)  marketing of $-0- (2008:
$17,500).

Operating expenses incurred during the six month period ended June 30, 2009 compared to six month period ended June 30, 2008 increased primarily due to the incurrence of professional fees and general and administrative expenses associated with the increased scope and scale of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 54,862,500 for the six month period ended June 30, 2009 (taking into consideration the Forward Stock Split) compared to 6,475,000 for the six month period ended June 30, 2008.

THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2008.

Our net loss for the three month period ended June 30, 2009 was ($113,781) compared to a net loss of ($4,410) during the three month period ended June 30, 2008 (an increase of $109,371). During the three month periods ended June 30, 2009 and 2008, we did not generate any revenue.

The operating expenses incurred during the three month period ended June 30, 2009 consisted of: (i) professional fees of $96,530 (2008: $-0-); (ii) amortization of $833 (2008: $203); (iii) general and administrative of $16,417 (2008: $4,207); and (iv) marketing of $-0- (2008: $0).

Operating expenses incurred during the three month period ended June 30, 2009 compared to three month period ended June 30, 2008 increased primarily due to the incurrence of professional fees and general and administrative expenses associated with the increased scope and scale of our business operations.

The weighted average number of shares outstanding was 54,862,500 for the three month period ended June 30, 2009 (taking into consideration the Forward Stock Split) compared to 6,475,000 for the three month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT JUNE 30, 2009

As at the six month period ended June 30, 2009, our current assets were $31,544 and our current liabilities were $113,637, which resulted in a working capital deficiency of ($82,093). As at the six month period ended June 30, 2009, current assets were comprised of: (i) $2,232 in cash consisting of Canadian dollars converted to U.S. dollars; and (ii) $29,311 in cash consisting of U.S. Dollars. As at the six month period ended June 30, 2009, current liabilities were comprised of $113,637 of which $7,339 was accounts payable and $87,548 was short term loans from directors. The terms of the loan are 10% annualized.

As at the six month period ended June 30, 2009, our total assets were $1,145,860 comprised of: (i) $31,544 in current assets; (ii) $8,066 in website; and (iii) $1,106,250 in valuation of option to purchase the interest in the Leases. The slight increase in total assets during the six month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to the valuation of the option to purchase the interest in the Leases.

As at the six month period ended June 30, 2009, our total liabilities were $113,637 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to loans from directors in the amount of $87,523. See "--Material Commitments".

Stockholders' equity increased from $938,389 for fiscal year ended December 31, 2008 to stockholders' equity of $1,032,223 for the six month period ended June 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2009, net cash flows used in operating activities was ($131,520), consisting primarily of a net loss of ($113,781). Net cash flows used in operating activities was changed by: (i) $833 in amortization expense;
(ii) $7,339 relating to accounts payable and accrued liabilities; (iii) $203 as FX adjustment from prior period and (iv) ($108) as FX adjustment March 31, 2009. For the six month period ended June 30, 2008, net cash flows used in operating activities was ($24,719), consisting primarily of a net loss of ($22,922). Net cash flows used in operating activities was changed by: (i) $203 in amortization expense; and (ii) ($2,000) in accounts payable and accrued liabilities

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended June 30, 2009, net cash flows used in investing activities was $0. For the six month period ended June 30, 2008, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2009, net cash flows provided from financing activities was $87,523 compared to $-0- for the six month period ended June 30, 2008. This amount was due to short term loans to the company from directors at 10% annualized interest.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

A substantial portion of the second quarter was dedicated to both financing and identification of a potential drilling partner. Financing partners were sought with the intent of conducting a private placement to raise funds for primarily finalizing the mineral lease acquisition in Mississippi and participation in the drilling of a well on those lands. Monies were not raised through private placement during the second quarter. Concerns noted from some of the financial institutions focused primarily on our OTC listing, our share structure (total number of outstanding shares and the initial price of shares purchased within the predecessor company, Minhas Energy Consultants, as well as challenges seen in natural gas pricing over the near term.

Financing and the securing of a drilling partner continues to be an ongoing process for the company. Although market conditions and natural gas commodity pricing have been challenging, the high quality of the prospect that we are pursuing has encouraged us to remain optimistic.

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

MATERIAL COMMITMENTS

PROMISSORY NOTES

A material commitment during fiscal year 2009 relates to those certain promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 USD with an unrelated third party; (ii) May 29, 2009 in the amount of $7,523 USD with an unrelated third party; and (iii) June 5, 2009 in the amount of $50,000 USD with one of our directors (collectively, the "Debt").

The Debt was evidenced by those certain convertible promissory notes dated of same date above (collectively, the "Convertible Notes"), which Convertible Notes provided for conversion of the Debt into shares of our restricted common stock at $0.03 per share. We re-negotiated the terms of the Convertible Notes. As of August 18, 2009, we entered into rescission agreements with each of the above-referenced creditors (collectively, the "Rescission Agreement"), pursuant to which we rescind and set aside the Convertible Notes. As of August 18, 2009, we entered into promissory notes with the respective creditor (collectively, the "Note"), which evidences the debt and is payable upon demand and accrues interest at 10% per annum.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm Seale & Beers regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Effective August 11, 2009, we engaged Seale and Beers, CPAs ("S&B") as our principal independent registered public accounting firm. Concurrent with this appointment, we accepted the resignation of Moore & Associates, Chartered Accountants ("Moore"), effective August 10, 2009. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The report of Moore on our financial statements for fiscal years ended December 31, 2008 and December 31, 2007 (which included the balance sheet as of December 31, 2008 and the statement of operations, cash flows and stockholders' equity for the period from May 11, 2006 (inception) through December 31, 2008), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2008, and during the subsequent period through to the date of Moore's resignation, there were no disagreements between us and Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on our audited financial statements.

We have provided Moore with a copy of a Current Report on Form 8-K and requested that Moore furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Moore agrees with the statements made in this Current Report on Form 8-K with respect to Moore and, if not, stating the aspects with which they do not agree. We received the requested letter from Moore wherein they have confirmed their agreement to our disclosures in the Current Report with respect to Moore. A copy of Moore's letter was filed as an exhibit to the Current Report.

In connection with our appointment of S&B as our principal registered accounting firm at this time, we have not consulted S&B on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

         16.1. Letter from Moore & Associates dated August 11, 2009 as filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-

                 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMERICAN EXPLORATION CORPORATION

Dated: August 13, 2009

                                                By: /s/ STEVE HARDING
                                                    ____________________________
                                                        Steve Harding
                                                        President and
                                                        Chief Executive Officer


Dated: August 13, 2009

                                                By: /s/ BRIAN MANKO
                                                    ____________________________
                                                        Brian Manko
                                                        Chief Financial Officer