Form 10-Q
period 2009-09-30
American Exploration Corp
filed 2009-11-20
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the period ended September 30, 2009

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

                                 Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                        Outstanding as of November 19, 2009
Common Stock, $0.001                                    58,900,000

                        AMERICAN EXPLORATION CORPORATION

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS                                                 4

             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.   Controls and Procedures                                             21


Part II.  OTHER INFORMATION                                                   22

Item 1.   Legal Proceedings                                                   22

Item 1A.  Risk Factors                                                        22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.   Defaults Upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            27

PART I



ITEM 1. FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                         (an Exploration Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2009
                                   (Unaudited)


                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,     December 31,
                                                                     2009              2008
                                                                 _____________     ____________

ASSETS

Current Assets
   Cash and equivalents                                           $    13,713       $  160,832
                                                                 _____________     ____________
Total Current Assets                                                   13,713          160,832

Oil and gas properties - unevaluated, not subject
  to amortization                                                   3,771,001                -
Option to purchase oil and gas lease                                        -          781,250
Website, net of amortization                                            7,234            9,725
                                                                 _____________     ____________

Total Assets                                                      $ 3,791,948       $  951,807
                                                                 =============     ============

LIABILITES & STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities                       $   120,419       $    8,418
   Accounts payable - related parties                                       -            5,000
   Stock payable                                                      455,000                -
   Notes payable - related parties                                     87,548                -
                                                                 _____________     ____________

Total Current Liabilities                                             662,967           13,418

Commitments and contingencies                                               -                -

Stockholders' Equity
   Common stock, $0.001 par value, 150,000,000 authorized:
      58,900,000 and 137,475,000 shares issued and
         outstanding, respectively                                     58,900          137,475
   Additional paid in capital                                       4,892,417          965,775
   Accumulated deficit during exploration stage                    (1,822,336)        (164,861)
                                                                 _____________     ____________

Total Stockholders' Equity                                          3,128,981          938,389
                                                                 _____________     ____________

Total Liabilities and Stockholders' Equity                        $ 3,791,948       $  951,807
                                                                 =============     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
             For the Three and Nine Months Ended September 30, 2009
       and the Period from Inception (May 11, 2006) to September 30, 2009

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended               Nine Months Ended
                                           September 30                    September 30
                                    ___________________________     ___________________________     Inception to
                                                                                                      September
                                        2009           2008            2009            2008            30, 2009
                                    ___________     ___________     ___________     ___________     ____________

Revenue                             $         -     $         -     $         -     $         -     $          -

Operating Expenses
   General and administrative         1,357,125          10,654       1,411,859          37,986        1,531,855
   Professional Fees                     66,992               -         243,425               -          288,290
                                    ___________     ___________     ___________     ___________     ____________

Total Operating Expenses              1,424,117          10,654       1,655,284          37,986        1,820,145

Loss from operations                 (1,424,117)        (10,654)     (1,655,284)        (37,986)      (1,820,145)

Other income(expense)
   Interest expense                      (2,191)              -          (2,191)              -           (2,191)
                                    ___________     ___________     ___________     ___________     ____________
Loss before income taxes             (1,426,308)        (10,654)     (1,657,475)        (37,986)      (1,822,336)

   Income taxes                               -               -               -               -                -

Net loss                            $(1,426,308)    $   (10,654)    $(1,657,475)    $   (37,986)    $ (1,822,336)
                                    ===========     ===========     ===========     ===========     ============

Net loss per common share -
basic and diluted                         (0.03)    $     (0.00)    $     (0.02)    $     (0.00)
                                    ===========     ===========     ===========     ===========

Weighted average common
shares - basic and diluted           56,705,707      90,650,000      82,803,114      90,650,000
                                    ===========     ===========     ===========     ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED FINANCIAL STATEMENTS



                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)
                  For the Nine Months Ended September 30, 2009
       and the Period from Inception (May 11, 2006) to September 30, 2009

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                      _______________________________     Inception to
                                                      September 30,     September 30,     September 30,
                                                           2009              2008             2009
                                                      _____________     _____________     _____________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $ (1,657,475)     $  (37,986)       $ (1,822,336)
ADJUSTMENT TO RECONCILE NET LOSS TO CASH USED
BY OPERATING ACTIVITIES:
   Amortization expense                                      2,493             406               4,045
   Share-based compensation                                853,318               -             853,318
   Changes in operating assets and liabilities:
      Inventory                                                  -           1,161               1,161
      Accounts payable and accrued liabilities             111,998          (1,650)            122,362
      Accounts payable - related parties                         -           5,000                   -
      Foreign currency adjustment                                -               -                 616
                                                      _____________     _____________     _____________

Net cash used in operating activities                     (689,666)        (33,069)           (840,834)

CASH FLOWS FROM INVESTING ACTIVITIES
   Website                                                       -               -             (10,000)
   Acquisition of unproved oil and gas properties         (325,001)              -          (1,106,251)
                                                      _____________     _____________     _____________

Net cash used in investing activities                     (325,001)              -          (1,116,251)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock and warrants     780,000               -           1,883,250
   Proceeds from notes payable - related parties            87,548               -              87,548
                                                      _____________     _____________     _____________

Net cash provided by financing activities                  867,548               -           1,970,798


(Decrease) increase in cash during period                 (147,119)        (33,069)             13,713

Cash, beginning of period                                  160,832          35,550                   -

                                                      _____________     _____________     _____________

Cash, end of period                                     $   13,713        $  2,481         $    13,713
                                                      =============     =============     =============

Supplemental cash flow information:
   Taxes paid                                           $        -        $      -         $         -
   Interest paid                                        $        -        $      -         $         -

Non-cash investing and financing activities:
   Stock issued to purchase oil and gas property        $ 2,664,751       $      -         $ 2,664,751
   Common stock cancelled                               $    83,000       $      -         $    83,000
   Forgiveness of related party liability as
     contributed capital                                $     5,000       $      -         $     5,000

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED FINANCIAL STATEMENTS


                        AMERICAN EXPLORATION CORPORATION
                    (f.k.a. Minhas Energy Consultants, Inc.)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations and is considered an Exploration stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. On August 6, 2008 the Company merged with its wholly owned subsidiary and changed its name to American Exploration Corporation. Concurrent with the name change, management changed the focus of operations from the provision consulting engineering services to oil and gas exploration and development.

BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated balance sheets and related statements of income and cash flows include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Company's Form 10-K, for the period ended December 31, 2008, filed with the U.S. Securities and Exchange Commission.

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares. On April 13, 2009 a 1.5:1 forward stock split took effect. All share amounts have been adjusted to reflect the retroactive effect of these forward stock splits.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

LOSS PER SHARE

Basic loss per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, such as outstanding options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

For the three and nine months ended September 30, 2009, options and warrants to purchase 2,700,000 and 1,477,916 shares of common stock, respectively, were excluded from the diluted EPS calculation because their effect would have been antidilutive. For the three months and nine months ended September 30, 2008, options and warrants to purchase 2,700,000 and 1,477,916 shares of common stock were excluded from the diluted EPS calculation because their because their effect would have been antidilutive.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

CONCENTRATIONS OF RISKS - CASH BALANCES

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC). All non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at CDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, CDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.

OIL AND GAS PROPERTIES, FULL COST METHOD

The Company has elected to use the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by country basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the "estimated present value," of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

FOREIGN EXCHANGE AND CURRENCY TRANSLATION

For the periods presented, the Company maintained cash accounts in Canadian and U.S. dollars, and incurred certain expenses denominated in Canadian dollars. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations.

For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions were immaterial.

As of September 30, 2009 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 168" or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES ("FSP EITF 03-6-1" or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), EARNINGS PER SHARE . FSP EITF 03-6-1 (ASC 260-10) is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on the Company's consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to, or did not have, a material effect on the Company's operations or financial position.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2009 of $1,822,336. The Company intends to fund initial operations through equity financing arrangements and current efforts are further described in Note 8.

The ability of the Company to emerge from the exploration stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned or completed the following actions:

     o The Company has completed an SB-2 Registration Statement and obtained a trading symbol for its common shares on the OTCBB.
     o Management intends to raise additional funds through public or private equity or debt offerings.
     o Management has changed the focus of the Company's operations to oil and gas exploration and development from the provision of engineering services. There can be no assurances, however, that management's expectations of future revenues will be realized.

NOTE 4. STOCKHOLDERS' EQUITY

COMMON STOCK - ISSUED AND OUTSTANDING

On May 11, 2006 (inception), the Company issued 94,500,000 shares of its common stock to its Directors for cash of $4,500. On September 30, 2006, the Company closed a private placement for 41,475,000 common shares for an aggregate of $98,750.

On November 19th and 24th of 2008, the Company closed two private placements for 1,350,000 and 150,000 shares respectively, at a price of $0.66 for a total of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant. Each warrant has a term of 12 months and entitles the subscriber to purchase one additional share of the company at an exercise price of $2.00 per warrant share.

Two private placements were completed for 487,500 shares for a total of $325,000 in February 2009. Included with each share in these private placements was one-half non-transferable share purchase warrant. Each warrant has a term of 12 months and entitles the subscriber to purchase one additional share of the company's stock at an exercise price of $2.00 per share.

On March 21, 2009 our prior executive officers and founders agreed to return an aggregate 83,100,000 shares of our common stock to the Company. They did not receive any compensation from the return and cancellation of these shares to the Company.

On August 19, 2009 4,037,500 shares were issued to Westrock to acquire the balance of an oil and gas lease (see Note 7). These shares were valued at $0.66 per share for a total of $2,664,750, based upon the Company's share price on the date of agreement.

On August 31, 2009 a private placement closed, for 260,000 shares at $0.50 per share or $130,000. On September 21, 2009 two private placements closed, one for 133,333 shares at $0.75 and one for 400,000 shares at $0.50 raising $100,000 and $200,000 respectively. On September 25, 2009 a private placement closed for 25,000 shares at $1.00. The total raised by private placement in the third quarter of 2009 was $455,000. Warrants were attached to each of the third quarter 2009 private placements at the equivalent of one warrant for each two shares of common stock. The warrants have exercise prices ranging from $0.50 to $1.00. As of September 30, 2009, the shares related to these placements have not been issued so the aggregate 818,333 shares are shown as stock payable.

STOCK OPTIONS

In September 2009, the Company adopted the 2009 Stock Option Plan ("2009 Plan"). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

During September 2009, the following options were granted:

     o 1,000,000 options to the Company's Chief Executive Officer, who is also a director of the Company.
     o    1,150,000 options to two directors of the Company
     o    150,000 options to the Company's Chief Financial Officer
     o    400,000 options to three consultants to the Company

All the options granted have an exercise price of $0.80 per share and a 10 year life. One third of the options vested at the date of grant, with the remaining options vesting in equal parts in September 2012 and September 2015.

Fair value of the options granted was $2,559,954 and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as `plain vanilla' under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of

Staff Accounting Bulletin No. 107. The Company recognized $853,318 related to these option issuances during the three and nine months ended September 30, 2009.

A summary of stock option activity and related information for the nine months ended September 30, 2009 is presented below:


                                                                        Weighted-Average       Aggregate Intrinsic
                                                    Options              Exercise Price               Value
                                               ___________________    _____________________    _____________________

Outstanding at January 1, 2009                                  -    $                   -    $                   -
Granted                                                 2,700,000                     0.80                        -
Exercised                                                       -                        -                        -
Forfeited                                                       -                        -                        -
                                               ___________________
Outstanding at September 30, 2009                       2,700,000    $                0.80    $           1,215,000
                                               ===================
Exercisable at September 30, 2009                         900,000    $                0.80    $             405,000


As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $1,706,636. The unrecognized expense is expected to be recognized over the weighted average period of 6 years and the weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2009 is approximately 10 years.

WARRANTS

A summary of warrant activity and related information for the nine months ended September 30, 2009 is presented below:


                                                                         Weighted-Average           Aggregate
                                                        Warrants          Exercise Price         Intrinsic Value
                                                    _________________   ____________________   ____________________

Outstanding at January 1, 2009                               825,000   $               2.00   $                  -
Granted                                                      652,916                   1.26                      -
Exercised                                                          -                      -                      -
Forfeited                                                          -                      -                      -
                                                    _________________
Outstanding and exercisable at September 30, 2009          1,477,916   $               1.67   $            365,000
                                                    =================

At September 30, 2009, the Company had 1,477,916 warrants outstanding with a remaining weighted average contractual life of one year. The weighted average exercise price for all remaining outstanding warrants was $1.67. The warrants had an aggregate fair market value of $431,488 at the date of grant.

NOTE 5. RELATED PARTY TRANSACTIONS

The $5,000 related party payable to the company from a director, outstanding as of December 31, 2008, was forgiven as of January 1, 2009 and recorded as a contribution to capital.

During the second quarter of 2009, directors of the Company loaned a total of $87,548 to cover operating expenses. Terms of the loan were finalized during the 2009 third quarter. Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loan is due upon demand.

NOTE 6.  UNEVALUATED OIL AND GAS PROPERTIES

In November 2008, the Company executed an option agreement (the "Option Agreement") to purchase a 75% net revenue interest (100% working interest) in approximately 5,000 net acres in oil and gas leases located in Mississippi in the onshore region of the Gulf Coast of the United States. The purchase price was $625.00 per net acre or a total of approximately $3,125,000. The Option Agreement required that a well be spud no later than May 31, 2009 and provided the Company until November 17, 2008 to complete its due diligence (the "Option Period"). The Company made a cash payment of $781,250 upon execution of the Option Agreement.

The Option Agreement was amended a number of times to extend the Option Period and through August 2009, the Company made additional cash payments totaling $325,001 to the counterparty.

On August 19, 2009, the Company entered into a final amendment to the Option Agreement whereby the Company (i) agreed to issue 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement, and (ii) agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010.

The 4,037,500 shares issued to satisfy the remaining purchase price were valued at $2,664,750, based upon the Company's share price on the date of agreement, bringing the total acquisition price to $3,771,001. The properties acquired have no proved reserves and therefore, have been classified as unevaluated in the accompanying financial statements.

NOTE 7.  INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At September 30, 2009 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2009, the Company has a net operating loss carry forward of approximately $1,822,336.

NOTE 8. SUBSEQUENT EVENTS


A convertible debenture was issued on October 13, 2009 by the company to a shareholder for $96,609 to be used for operating expenses. The interest rate is 5% per annum and the maturity date is January 13, 2010 although the Company may repay the debenture at any time prior to January 13, 2010 at its discretion. The unpaid principal amount of the debenture is convertible to stock at $0.50 per share at any time at the option of the holder.

The Company evaluated subsequent events through November 19, 2009, which is the date the financial statements were issued and there were no other significant subsequent events to report.

                           FORWARD LOOKING STATEMENTS



Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.;

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

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to "American Exploration Corporation." We currently are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our trading symbol for our shares traded on the Over-the-Counter Bulletin Board is "AEXP.OB".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.


RECENT DEVELOPMENTS

APRIL 2009 FORWARD STOCK SPLIT

On August 18, 2008 the Company affected a 14 for 1 forward stock split.

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

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The par value of our common stock will continue to be $0.001. Due to issuance of stock options, purchase of a mineral lease with shares and private placements the number of shares outstanding is 58,900,000

AMENDMENT TO ARTICLES OF INCORPORATION

On March 26, 2009, our Board of Directors approved the filing with the Nevada Secretary of State an amendment to our Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Quarterly Report, our authorized capital structure has been increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock.

CURRENT BUSINESS OPERATIONS

We are an exploration stage natural resource exploration and production company which intends to engage in the exploration, acquisition and development of oil and gas properties in the United States and within North America.

WESTROCK OPTION AGREEMENT

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock. Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas Leases located in Mississippi. The Option Agreement allowed us to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625.00 per net acre for a total purchase price of approximately $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through September of 2011. Terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 with a final payment of the remaining balance of $2,018,750.

Effective  on January  8,  2009,  we  entered  into an  amendment  to the Option
Agreement (the "Amended Option Agreement") with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence. Effective on March 18, 2009, we entered into a further amendment to the Option Agreement ("the "Second Amended Option Agreement") with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until May 15, 2009 to complete our due diligence; (ii) we paid Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009.

The Option Agreement to purchase mineral leases in Mississippi was concluded in the 3rd quarter of 2009. The original agreed upon purchase price of the Acquired Properties between Westrock and American was $3,125,000 in the original Option Agreement dated November 3, 2008. During the quarter ended June 30, 2009, two separate evaluations were undertaken to review the land title status of the Leases. Both evaluations concluded that all was satisfactory and title could be cleanly transferred to us from Westrock. Westrock to date has received cash from American of $1,106,250. Balance owing by American to Westrock was $2,018,750.

The Company and Westrock entered into an amendment dated August 19, 2009 to amend the purchase price (the "Purchase Price") pursuant to which an aggregate of 4,037,500 shares of restricted common stock of the Company would be issued to Westrock as satisfaction for the $2,018,750 that remained due and owing under the Purchase Price and the Company agrees to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010 (the "Third Amendment to Option Agreement"). Shares issued to Westrock were valued using the closing price on the date of the agreement of $0.66, or $2,664,750.

As of the date of this Quarterly Report, the transaction with Westrock is deemed finalized. Transfer of the mineral lease titles is currently being finalized.


LETTER AGREEMENT

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the "Letter Agreement") with Mainland Resources Inc., a Nevada corporation ("Mainland Resources") to jointly develop contiguous acreage located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) we have agreed to commit approximately 5,000 net acres and Mainland Resources has agreed to commit approximately 8,200 net acres to the Joint Development Project; (ii) Mainland

Resources shall be the operator of the Joint Development Project; (iii) Mainland Resources has agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv) we have agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. In further accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split of a 51%/49% basis between Mainland Resources and us, respectively.

Mainland Resources was required to secure the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 or the Letter Agreement would have terminated and is no longer in force and effect. Subsequent to this we agreed to an extension that Mainland was granted by the unrelated third party thus giving Mainland until December 1, 2009 to acquire the acreage.

RESULTS OF OPERATION
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net loss for the nine month period ended September 30, 2009 was $1,657,475 compared to a net loss of $37,986 during the nine month period ended September 30, 2008 During the nine month period ended September 30, 2009 and 2008, we did not generate any revenue.

The Operating Expenses incurred during the nine month period ended September 30, 2009 consisted of: (i) professional fees of $243,425 (2008: $-0-); and (ii) general and administrative of $1,411,859 (2008: $37,986) which included stock based compensation of $853,318 (2008: $-0-).

Operating expenses incurred during the nine month period ended September 30, 2009 compared to nine month period ended September 30, 2008 increased primarily due to the incurrence of professional fees, general and administrative expenses associated with the increased scope and scale of our business operations and the expense associated with stock options issued during the period. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Investor relations fees were a new category of expenses as well as stock based compensation of $853,318. The Company follows FASB ASC 718-10-15-4 with regard to expensing options.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net loss for the three month period ended September 30, 2009 was $1,426,308 compared to a net loss of $10,654 during the three month period ended September 30, 2008. During the three month periods ended September 30, 2009 and 2008, we did not generate any revenue.

The operating expenses incurred during the three month period ended September 30, 2009 consisted of: (i) professional fees of $66,992 (2008: $-0-); (ii) general and administrative of $979,125 (2008: $10,654) which included stock based compensation of $853,318 (2008: $-0-), and (iii) Investor relations of $378,000 (2008:
$-0-),


LIQUIDITY AND CAPITAL RESOURCES

AS AT SEPTEMBER 30, 2009

As of September 30, 2009, our current assets were $13,713 and our current liabilities were $662,967, which resulted in a working capital deficiency of $649,254. As of September 30, 2009, current assets were comprised of cash on hand. As of September 30, 2009, current liabilities were comprised of $120,419 of accounts payable and accrued liabilities, $87,548 was short term loans from directors and a stock payable of $455,000.

As of September 30, 2009, our total assets were $3,791,948 comprised of: (i) $13,713 in current assets; (ii) $7,234 in website; and (iii) $3,771,001 in oil and gas properties - unevaluated.

Stockholders' equity increased from $938,389 for fiscal year ended December 31, 2008 to stockholders' equity of $3,128,981 for the nine month period ended September 30, 2009.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We currently have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current Lease and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2009, net cash flows used in operating activities was $689,666. For the nine month period ended September 30, 2008, net cash flows used in operating activities was $33,069.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended September 30, 2009, net cash flows used in investing activities was $325,001 related to the acquisition of oil and gas property. For the nine month period ended September 30, 2008, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2009, net cash flows provided from financing activities was $867,548 compared to $-0- for the nine month period ended September 30, 2008. This amount was due to the sale of stock and warrants during the period and short term loans to the company from directors.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.


PLAN OF OPERATION AND FUNDING

A substantial portion of the third quarter was dedicated to both financing and identification of a potential drilling partner. Financing partners were sought with the intent of conducting a private placement to raise funds for primarily finalizing the mineral lease acquisition in Mississippi and participation in the drilling of a well on those lands. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:
(i) oil and gas operating properties; (ii) possible drilling initiatives on current Lease and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. We also plan to consider bringing in an additional drilling partner, who would provide the balance of funding towards drilling in Mississippi for an undetermined percentage interest in the project. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.


SIGNED LETTER AGREEMENT WITH MAINLAND RESOURCES INC.

Extensive time was dedicated during the 3rd quarter of 2009 to finding a partner to participate in drilling operations associated with the Mississippi mineral leases. Several companies expressed interest in reviewing the prospect in detail following the signing of a confidentiality agreement and corporate presentation.

A Letter Agreement was signed with Mainland Resources Inc. on Sept. 25th 2009, whereby American Exploration Corp. and Mainland Resources Inc. agreed to participate in a joint venture partnership to develop their mutual acreage holdings in Mississippi. In this agreement, American Exploration agreed to commit its approximately 5,000 net acres to the project and Mainland Resources agreed to commit their approximately 8,200 net acres, representing an aggregate 13,200 acres to the composite project area.

American Exploration agreed that Mainland Resources would act as the Operator of the project area. Mainland Resources will pay 80% of the initial well (drilling and completion costs) for a 51% working interest in the well and total project area. American Exploration will pay 20% of the initial well (drilling and completion costs) to earn a 49% working interest in the well and total project area. Following the drilling of the initial well, additional costs (ie. drilling, completions etc.) for oil and gas activities on the 13,200 net acre project area will be split on a 49% / 51% basis between American and Mainland respectively.

PRIVATE PLACEMENTS

Several Private Placements were completed during the third quarter, the proceeds of which were largely directed towards expanding investor awareness of the company and increasing liquidity in the stock. A total of $455,000 was raised through Private Placements in Q3.

Historically, financing the company has been burdened with concerns that the stock was largely illiquid and therefore a campaign was undertaken to address this concern. Most of this effort was stewarded by Media Plan, an affiliate of Stockhouse Inc., who specializes in the distribution of corporate materials to investment groups, and various Investment Relations providers. Materials were targeted to those investors who were interested in small cap corporations within the oil and gas sector. Many of the initial shareholders both encouraged and funded this campaign via Private Placement from key shareholders.

The results of this campaign saw both an increase in the shareholder base as well as an increase in share price as additional interest grew in the technical story of the company. Both North American and European investors were targeted during this effort to broaden awareness of American Exploration and it's Haynesville Shale activity. As part of this awareness campaign, the Company's website was translated into German.


MATERIAL COMMITMENTS

PROMISSORY NOTES

A material commitment during fiscal year 2009 relates to those certain promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related third party; (ii) May 29, 2009 in the amount of $7,548 with a related third party; and (iii) June 5, 2009 in the amount of $50,000 with one of our directors. The terms of the loans are 10% annualized interest.

Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $100,000 Canadian Dollars (the "Debenture") with DMS Ltd. ("DMS"). In accordance with the terms and provisions of the Debenture: (i) DMS has loaned us an aggregate amount of $100,000 Canadian Dollars, which accrues interest at the rate of 5% per annum;
(ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 9, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share.

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

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives which the Company believes is attributable to its exploration stage; and (2) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

2009 PRIVATE PLACEMENTS

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

Effective on August 17th, 2009, we completed certain private placement offerings (collectively, the "August 2009 Private Placements") with certain non-United States residents. In accordance with the terms and provisions of the September 2009 Private Placements, we issued to one investor an aggregate of 400,000 units at a per unit price of $0.50 (the "Unit") in our capital for aggregate proceeds of $200,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable warrant (the "Warrant"). Each whole Warrant is exercisable at $0.50 per share for a period of one year. Effective on August 31, 2009, we also completed a private placement offering with a certain non-United States resident (the "Investor"). In accordance with the terms and provisions of the Private Placement, the Company issued to the Investor an aggregate of 260,000 units at a per unit price of $0.50 (the "Unit") in the capital of the Company for aggregate proceeds of $130,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable warrant (the "Warrant"). Each whole Warrant is exercisable at $1.00 per share for a period of one year. The Units under the August 2009 Private Placement were sold to a non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The August 2009 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

Effective on September 21, 2009, we issued to certain investors an aggregate of 133,333 Units at a per unit price of $0.75 in our capital for aggregate proceeds of $100,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $1.25 per share for a period of one year. We further issued to certain investors on September 24th, 2009 an aggregate 25,000 Units at a per unit price of $1.00 in our capital for aggregate proceeds of $25,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $1.50 per share for a period of one year. The Units under the September 2009 Private Placement were sold to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The September 2009 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

As of the date of this Quarterly Report, share certificates have not been issued for an aggregate 818,333 shares and, therefore, is reflected on balance sheet as stock payable.


2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "Forward Stock Split"). The Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to approximately 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value. Due to issuance of private placements and the acquisition of the mineral lease for shares the amount of shares outstanding is 58,900,000.

2009 STOCK OPTION PLAN

OPTIONS FOR OFFICERS, DIRECTORS AND ADVISORS

A stock option plan was approved during the 3rd quarter of 2009, for the purpose of rewarding and retaining key individuals within AEXP's management and support team. The Board of Directors adopted a stock option plan (the "2009 Stock Option Plan") to enhance the long-term stockholder value of the Company by offering opportunities to its directors, officers, employees and eligible consultants of the Company to acquire and maintain stock ownership in the Company and to grant up to a maximum of 7,000,000 stock options under the 2009 Stock Option Plan to certain officers, directors and consultants (the "Stock Options"). An aggregate total of 2,700,000 options were issued by the Company in September 2009.

Options granted to each individual vest in one third increments beginning September 14, 2009, September 14, 2012 and as of September 14, 2015, with an exercise price of U.S. $0.80 per common share and a life of up to 10 years, all in accordance with the terms and conditions of the Company's 2009 Stock Option Plan.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

CHANGES IN CERTIFYING ACCOUNTANT

MOORE & ASSOCIATES, CHARTERED ACCOUNTANTS

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

On August 27, 2009 the Public Company Accounting Oversight Board (the "PCAOB") revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

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

SEALE & BEERS, CPAS

We have engaged GBH, CPAs, PC ("GBH") as our principal independent registered public accounting firm effective October 28, 2009. Concurrent with this appointment, we have accepted the resignation of Seale & Beers, CPAs ("S&B"), effective October 28, 2009. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

We had engaged S&B as our principal independent registered public accounting firm effective August 11, 2009 after the acceptance of the resignation of Moore & Associates, Chartered Accountants ("Moore"), effective August 10, 2009. On August 27, 2009 the Public Company Accounting Oversight Board (the "PCAOB") revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

Therefore, due to the length of time of engagement with S&B as our auditors, there is no report by S&B on our financial statements. The report of Moore on our financial statements for fiscal years ended December 31, 2008 and December 31, 2007 (which included the balance sheet as of December 31, 2008 and the statement of operations, cash flows and stockholders' equity for the period from May 11, 2006 (inception) through December 31, 2008), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2008, and during the subsequent period through to the date of Moore's resignation, there were no disagreements between us and and Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on our audited financial statements.

We provided S&B with a copy of the Current Report on Form 8-K and requested that S&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not S&B agrees with the statements made in this Current Report on Form 8-K with respect to S&B and, if not, stating the aspects with which they do not agree. We received the requested letter from S&B wherein they have confirmed their agreement to our disclosures in the Current Report with respect to S&B. A copy of S&B's letter was filed as an exhibit to the Current Report.

In connection with our appointment of GBH as our principal registered accounting firm at this time, we have not consulted GBH on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on September 25, 2009, our Board of Directors accepted the consent of Herb Dhaliwal to act as a member of the Board of Directors. In accordance with a written consent of resolutions of the Board of Directors dated September 25, 2009, Herb Dhaliwal was duly appointed as a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Steve Harding, Dev Randhawa, Manmohan Minhas and Herb Dhaliwal.

BIOGRAPHY

HERB DHALIWAL. As of the date of this Quarterly Report, the Honorable Herb Dhaliwal is a strategic advisor to private and public companies in Canada. During the past thirty years, Mr. Dhaliwal has been involved in national electoral politics in Canada. From approximately 1997 through 2004, Mr. Dhaliwal successively held the portfolios of National Revenue, Fisheries & Oceans and Natural Resources in Ottawa. He was also the senior Minister for Western Canada in the federal Cabinet of Primter Minister Jean Chretien. Prior to entering national electoral politics, and including current date, Mr. Dhaliwal is also an entrepreneur, business owner, corporate director and advisor with interests in transportation, building maintenance, housing construction and real estate development. Before sitting the Parliament of Canada for Vancouver-South/Burnaby constituency from October 1993 through June 2004, Mr. Dhaliwal had been appointed by the British Columbia government as Vice-Chair of the British Columbia Hydro and Power Authority board of directors, where he chaired the budget and audit committees.

During his early tenure in the House of Commons, Mr. Dhaliwal: (i) served on the Standing Committees on Finance and Fisheries; (ii) was parliamentary secretary to the Minister of Fisheries & Oceans; and (iii) was Vice-Chair of the Standing Committee on Health. He played an active role as a prominent member of the Prime Minister's "TEAM CANADA" 1996 trade mission to India and led the Canadian Parliamentary Observer presence for presidential elections in the Dominican Republic. He also participated in parliamentary delegations to Cuba and UNESCO and addressed an International Parliamentary Association Conference in Beijing China on behalf of Canada regarding the elimination of land mines.

Among his accomplishments while a Minster, Mr. Dhaliwal restructured Revenue Canada into the re-named Canada Customers & Revenue Agency, accompanied the Governor-General on state visits to India, and instituted an annual international conference on ocean stewardship. During 1997 through 2004, Mr. Dhaliwal's ministerial career also included three key economic assignments during which he had the rare distinction of being the first South Asian to hold a Cabinet position anywhere in a Western democracy.

Mr. Dhaliwal is a graduate in commerce from the University of British Columbia

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         10.1 5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. as filed with the Current Report on Form 8-K with the Securities and Exchange Commission on October 19, 2009.

         10.2 Stock Option Plan of American Exploration Corporation dated September 14, 2009 filed herewith.

         16.1. Letter from Moore & Associates dated August 11, 2009 as filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.

         16.2 Letter from Seale & Beers, CPAs dated November 2, 2009 as filed with the Current Report on Form 8-K with the Securities and Exchange Commission on November 4, 2009.

         31.1     Certification   of  Chief   Executive   Officer   pursuant  to
                  Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2     Certification   of  Chief   Financial   Officer   pursuant  to
                  Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-4(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMERICAN EXPLORATION CORPORATION

Dated:  November 20, 2009                  By: /s/ STEVE HARDING

                                           _________________________________
                                           Steve Harding, President and
                                           Chief Executive Officer


Dated:  November 20, 2009                  By: /s/ BRIAN MANKO
                                           __________________________________
                                           Brian Manko, Chief Financial
                                           Officer