Form 10-K
period 2009-12-31
American Exploration Corp
filed 2010-04-14
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

 For the transition period from ______ to _______

COMMISSION FILE NO. 333-141060

AMERICAN EXPLORATION CORPORATION
________________________
(Name of small business issuer in its charter)

                    NEVADA                                                                    90-0335743
                    ______                                                                        __________
(State or other jurisdiction of incorporation                            (I.R.S. Employer
               or organization)                                                         Identification No.)

407 2nd STREET SW
CALGARY, ALBERTA
CANADA T2P 2Y3
(Address of principal executive offices)

(403) 233-8484 ______________ (Issuer's telephone number) Securities registered pursuant to Section Name of each exchange on which 12(b) of the Act: registered: NONE ____

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  [   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ X ] Yes   [   ] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes   [ X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [   ]                                                                                  Accelerated filer [   ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2009 $35,270,250.

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

Class Outstanding as of April 5, 2010 Common Stock, $0.001 60,273,333*

*Increased for forward stock split of 1.5 shares for each one share issued and outstanding effected on the market as of Monday, April 13, 2009.

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

AMERICAN EXPLORATION CORPORATION

FORM 10-K

INDEX

                                                                                                                                                    Page

Item      1. Business

Item      1A. Risk Factors

Item      1B. Unresolved Staff Comments

Item      2. Properties

Item      3. Legal Proceedings

Item      4. Removed and Reserved

Item      5. Market for Registrant's Common Equity,  Related
             Stockholder Matters and Issuer Purchases of Equity Securities

Item      6. Selected Financial Data

Item      7. Management's Discussion and Analysis of Financial Condition
             and Results of Operation

Item      7A. Quantity and Qualitative Disclosure About Market Risks

Item      8. Financial Statements and Supplemental Data

Item      9. Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure

Item      9A. Controls and Procedures

Item      9B. Other Information

Item      10. Directors, Executive Officers and Corporate Governance

Item      11. Executive Compensation

Item      12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters

Item      13. Certain Relationships and Related Transactions and
              Director Independence

Item      14. Principal Accountant Fees and Services

Item      15. Exhibits and Financial Statement Schedules

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

AVAILABLE INFORMATION

American Exploration Corporation files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2009 of American Exploration Corporation includes the re-audited financial statements for the year ended December 31, 2008. The previously issued financial statements for the fiscal year ending December 31, 2008 were audited by Moore and Associates Chartered, whose registration with the Public Company Accounting Oversight Board was revoked in August of 2009.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

American Exploration Corporation was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. After the effective date of March 14, 2007 of our registration statement filed with the Securities and Exchange Commission, we commenced trading on the Over-the-Counter Bulletin Board.

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to "American Exploration Corporation". We currently are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares that trade on the Over-the-Counter Bulletin Board changed to "AEXP.OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.

RECENT DEVELOPMENTS

April 2009 Forward Stock Split

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2009 Forward Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with FINRA. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value. Due to issuance of stock for the purchase of a mineral lease and our private placements, the number of shares outstanding was 59,773,333 as of December 31, 2009.

Amendment to Articles of Incorporation

On March 26, 2009, our Board of Directors approved the filing with the Nevada Secretary of State of an amendment to our Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the Forward Stock Split. Therefore, as of the date of this Annual Report, our authorized capital structure has been increased from 100,000,000 shares of common stock to 150,000,000 shares of common stock, par value of $0.001.

CANCELLATION OF SHARES

On March 21, 2009, our prior executive officers and founders agreed to return an aggregate 83,100,000 shares of our common stock. The executive officers did not receive any compensation directly or indirectly from us as a result of the cancellation of the 83,100,000 shares of common stock. Thus, our total issued and outstanding shares of common stock was reduced to 54,862,500 shares. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company engaging in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of a 100% working interest and a 75% net revenue interest in certain leases located in Mississippi owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We believe we identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these leases.

Merger Agreement

Our Board of Directors has authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22nd, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of restricted common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. As of the date of this Annual Report, there are 60,273,333 shares of our common stock issued and outstanding with the result that 15,068,333 shares of common stock of Mainland Resources will be issued to our shareholders upon consummation and completion of the Merger Agreement. In further accordance with the terms and provisions of the Merger Agreement, and based upon the closing market price of Mainland Resource’s common stock at $1.25 per share as reported on the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders will be valued at $18,835,416. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

As of the date of this Annual Report, the Merger Agreement is subject to various conditions precedent including, but not limited to, the following: (i) approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement; (ii) completion of satisfactory due diligence by both us and Mainland Resources within thirty (30) days of the Execution Date of the business and affairs of the respective company to determine the general and economic feasibility of the merger; (iii) the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law, which shall not exceed 5% of the total issued and outstanding shares of Mainland Resources common stock; (iv) receipt by us and Mainland Resources of a draft fairness opinion (each a “Fairness Opinion”) of its own independent financial advisor to the effect that as of the Execution Date, the merger is fair from a financial point of view to the shareholders of each respective company (subject to the assumptions, qualifications and limitations relating to such opinion); (v) the acceptance and approval of the Fairness Opinion by our Board of Directors and the board of directors of Mainland Resources, respectively; and (vi) confirmation of the accuracy and material compliance of our representations, warranties and covenants and those representations, warranties and covenants of Mainland Resources. “See Item 1. Business – Risk Factors – Risk Factors Related to the Merger Agreement.”

As of the date of this Annual Report, we intend to file an S-4 registration statement with the Securities and Exchange Commission and associated proxy material to present the Merger Agreement to our shareholders for approval.

Westrock Option Agreement

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock. Westrock owns all right, title and interest in and to approximately 5,000 net acres in oil and gas leases located in Mississippi (collectively, the ”Leases”). We had an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625 per net acre for a total purchase price of $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through September of 2011. Terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 with a final payment of the remaining balance of $2,018,750.

Effective on January 8, 2009, we entered into an amendment to the Option Agreement (the “Amended Option Agreement”) with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence. Effective on March 18, 2009, we entered into a further amendment to the Option Agreement (“the “Second Amended Option Agreement”) with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until May 15, 2009 to complete our due diligence; (ii) we paid to Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the revenue interest in the Leases to us would be no later than May 15, 2009.

During fiscal year ended December 31, 2009, two separate evaluations were undertaken to review the land title status of the Leases. Both evaluations concluded that all was satisfactory and title could be cleanly transferred to us from Westrock. Therefore, effective on August 17, 2009, we entered into a further amendment to the Option Agreement (the “Third Amended Option Agreement”) with Westrock. Pursuant to the Third Amended Option Agreement: (i) we agreed to issue an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 (the “Purchase Price”); and (ii) we agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010.

The transaction with Westrock is deemed finalized. The 4,037,500 shares of restricted common stock have been issued by us to Westrock and the transfer of title to the Leases has been finalized.

Mainland Resources Letter Agreement

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources has agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources shall be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources has agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we have agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Operating Area will be split of a 51%/49% basis between Mainland Resources and us, respectively.

Mainland Resources must have acquired the acreage committed to the Joint Operating Area from an unrelated third party on or before October 15, 2009 or the Letter Agreement would have terminated and would no longer be in force and effect.

As of the date of this Annual Report, Mainland Resources has acquired the acreage and is deemed the Operator of the Joint Development Project, pending consummation of the Merger Agreement.

Avere Energy Letter of Intent

Effective on January 15, 2010, our Board of Directors authorized the execution of a letter of intent (the “Letter of Intent”) with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding the Mississippi project area as described below. Effective on March 1, 2010, the Letter of Intent was amended pertaining to the overall compensation arrangements as further described below (the “Amended Letter of Intent”).

Previously effective September 17, 2009, our Board of Directors authorized the execution of the Letter Agreement with Mainland Resources as discussed above to jointly develop contiguous acreage located in Mississippi. In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the project area; (ii) Mainland Resources would be the operator of the Mississippi Project in accordance with a joint operating agreement (the “Mainland-Guggenheim-American Joint Operating Agreement, which was signed on October 12, 2009”); (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total pooled mineral leases; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total pooled mineral leases. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completions, for oil and gas activities will be split on a 51%/49% basis between Mainland Resources and us. Guggenheim Energy Opportunities, LLC subsequently entered the partnership, participating for 10% of Mainland Resources’ working interest (8% overall) in the drilling and development of the Mississippi project, to earn a 5.1% net interest.

In accordance with the terms and provisions of the Amended Letter of Intent, Avere Energy shall enter into a definitive farm-in agreement with us whereby Avere shall agree to a farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which is 100% of our capital commitment) to permit Avere Energy to earn a 20% net interest in the Mississippi Project, which is 40.81% of our working interest (the “Avere Energy Earned Interest’). Simultaneously with execution of the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which may be used by us in our sole discretion. At closing, Avere Energy shall make a final payment to us in the amount of $1,925,000, subject to TSX Venture Exchange approval. On or before the later of: (i) April 1, 2010; or (ii) the date which is two months prior to the spud of the initial well in the Mississippi Project, Avere Energy shall provide documentation to us demonstrating that an additional $2,000,000 raised for the purpose of drilling the Mississippi Project will be released in accordance with the definite farm-in agreement and the Mainland-Guggenheim-American Joint Operating Agreement. On or before the later of: (i) May 1, 2010; or (ii) the date which is one month prior to the spud of the initial well in the Mississippi Project, the funds shall be forwarded to the account held by Mainland as operator of the Mississippi Project. Any additional mineral leases acquired within the Mississippi Project area will be offered to Avere Energy at a 20% working interest once Avere Energy has acquired its Earned Interest.

The definitive farm-in agreement and closing of the transactions contemplated thereunder were anticipated to close sometime during the second quarter of 2010, which closing is subject to the following conditions: (i) execution of a definitive farm-in agreement; (ii) completion of a financing by Avere Energy to raise sufficient funds as described above for the farm-in; and (iii) receipt of the approval of the shareholders of Avere Energy and of the TSX Ventures Exchange to the farm-in.

DRILLING ACTIVITY

As of the date of this Annual Report, we have not commenced drilling on any of our property.

GROSS WELLS NET WELLS Total Producing Dry Total Producing Dry -0- -0- -0- -0- -0- -0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2009 and previous, we had no oil and gas production.

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

PROSPECT GROSS (1) NET (2) Haynesville 0 0 Buena Vista 0 0 Total 0 0

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED ACREAGE TABLE (1)

PROSPECT GROSS (2) NET (3) Haynesville 0 0 Buena Vista 0 0 Total 0 0

(1) Consists of acres spaced or assignable to productive wells.

(2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

HAYNESVILLE SHALE AREA

Our oil and gas property is located in the Gulf Coast Salt Basin trend, outside of the core area initially exploited for the Haynesville Shale. Management believes that over-thickened Haynesville Shale units can be isolated which are rich in organic carbon, possess superior rock properties and are gas-charged. A deep well drilled on the leases in 1981 confirmed the presence of highly over-pressured natural gas within an exceptionally thick Haynesville shale section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Haynesville shale. A poor understanding of shale gas 28 years ago combined with a casing problem in the wellbore, encouraged the operator to plug and abandon the well. We have been able to secure a full suite of data from that well/project area which included: all geophysical log data, drill cuttings, seismic data, drilling reports, and related technical information. This information was critical in determining the quality of the gas within the reservoir, the propensity of the Haynesville Shale to produce gas on the leases, as well as the gas in place per section.

Two independent geophysical assessments of the property were completed. Seismic lines crossing the property were reprocessed and a detailed interpretation was made by a geophysicist with strong knowledge of the play. A well-defined dome-shaped structure was mapped and the leased acreage of which sits squarely on the crest is ideally positioned for gas accumulation. A series of maps were produced which image the reservoir surface as well as other potentially prospective horizons on the property. These maps also assist in better evaluating surrounding acreage.

Rock data (cuttings samples) were viewed and sampled and sent to a rock evaluation lab for testing. Parameters such as mineralogy and geochemistry were measured using x-ray diffraction and rock evaluation pyrolysis. Thin section (microscope slide) work was also conducted to better evaluate rock type, mineral characteristics and porosity styles. This data was then provided to a leading petrophysical group who has experience with the Haynesville Shale to complete a petrophysical analysis (log analysis) of the entire prospective section, which included all of the penetrated Haynesville Formation.

The results of these extensive studies suggested that the leases of interest contain significant hydrocarbons. In that the Haynesville is so thick in this locale, vertical wells can be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores. Drilling costs were estimated by an engineering company experienced in the project area, to a depth of 22,000 ft. Based on observed production rates within the Haynesville Formation of NW Louisiana and other Bossier Formation wells in East Texas, the highly over-pressured Haynesville observed within the leases of interest may produce at very high rates. Economic analyses conducted suggest that rates in excess of 5mmcf/day will generally be economic, if gas prices are stable in excess of $4/mcf. As of March 26, 2010, contract natural gas prices were $3.86/mcf.

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

Federal Regulation of Natural Gas

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force us to discontinue certain operations altogether.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, from the date of our inception.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. We have two contract employees, Steve Harding is our President/Chief Executive Officer and Brian Manko is our Chief Financial Officer/Corporate Secretary. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating us and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that we are facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION AND PRODUCTION ACTIVITIES.

In the event the Merger Agreement is not consummated, we will require significant additional financing in order to commence and continue our developmental activities and our production activities and our assessment of our acquired lease and the commercial viability of certain of our oil and gas properties. Furthermore, if the cost of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. In the event the Merger Agreement is not consummated, the continued exploration and development and production of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage. We are experiencing significant negative cash flow. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as certain of our properties are in the exploration stage. In the event the Merger Agreement is not consummated, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas property. Further, if we are able to establish that development of our oil and gas property is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment and potentially dilute our interest in the property with the drilling of future wells.

As our oil and gas property does not contain any proved reserves, we may not discover commercially exploitable quantities of oil or gas on our property that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our property does not contain proved reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. Our oil and gas property is in the exploration stage as opposed to the development stage and has no known body of reserves. Any reserves at these projects have not yet been determined to be economic, and may never be determined to be economic. In the event the Merger Agreement is not consummated, we plan to conduct further exploration activities on our oil and gas property, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our oil and gas leases. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas property can be commercially developed.

Our Exploration Activities on Our Oil and Gas Property and Potential Lease Acquisitions May Not Be Commercially Successful, Which Could Lead Us to Abandon Our Plans to Develop the Property and Our Investments in Exploration.

In the event the Merger Agreement is not consummated, our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on the property that constitutes the Westrock Leases and the property under the Joint Development Project that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

 identification of potential oil and natural gas reserves based on technical analyses;

 availability of government-granted exploration permits;

 the quality of management and geological and technical expertise; and

 the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on our property to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our property.

Our Business is Difficult to Evaluate Because We Have a Limited Operating History.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance and the potential consummation of the Merger Agreement. Our inception was May 11, 2006 and, as a result, we have a limited operating history.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $2,071,461 from May 11, 2006 (inception) to December 31, 2009. As of December 31, 2009, we had an accumulated deficit of $2,071,461 and had incurred losses of $1,896,158 during fiscal year ended December 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion In the Report of our Independent Registered Public Accounting Firm Accompanying Our December 31, 2009 and December 31, 2008 Financial Statements.

The independent registered public accounting firm’s report accompanying our December 31, 2009 and 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We Will Require Additional Funding in the Future.

Based upon our historical losses from operations and in the event the Merger Agreement is not consummated, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration plans and achieve production levels will be greatly limited. Our current exploration plans require us to make capital expenditures for the drilling and completion of our oil and natural gas property. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. In the event the Merger Agreement is not consummated and we are unable to raise additional funds, it would have a material adverse effect upon our operations.

In the Event the Merger Agreement is Not Consummated, as Part of Our Potential Growth Strategy, We May Acquire Additional Oil and Gas Properties.

In the event the Merger Agreement is not consummated and as part of our growth strategy, we may acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing potential acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at  anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We Are a New Entrant Into the Oil and Gas Exploration and Production Industry Without Profitable Operating History.

Since inception, our activities have been limited to organizational efforts, obtaining working capital, acquiring the Westrock Lease and consummating the Joint Development Project. As a result, there is limited information regarding property related production potential or revenue generation potential. Further, our Westrock Lease has no probable, proved or developed producing reserves.

The business of oil and gas exploration and production is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties if economic quantities are found, is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

In the Event the Merger Agreement is Not Consummated, Our Potential Drilling Operations May Not Be Successful.

In the event the Merger Agreement is not consummated, we intend to technically evaluate certain zones on our property and if results are positive and capital is available, to drill wells and begin production operations. There can be no assurance that our current well activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

In the Event the Merger Agreement is Not Consummated, Our Future Production Initiatives May Not Prove Successful.

There is no guarantee that our current acquisition activities or potential drilling locations we have or acquire in the future will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

In the Event the Merger Agreement is Not Consummated, Prospects That We Decide to Drill May Not Yield Natural Gas or Oil in Commercially Viable Quantities.

We describe our current prospects in this Annual Report. Our prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we have committed to drill on the prospects. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

We May Be Unable to Identify Liabilities Associated With the Properties or Obtain Protection From Sellers Against Them.

In the event the Merger Agreement is not consummated, one of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of future acquired properties will be inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

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

Production of Oil and Gas Resources if Found Are Dependent on Numerous Operational Uncertainties Specific to the Area of the Resource That Affects its Profitability.

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

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated, Causing an Adverse Effect on Our Business Operations.

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

We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect ourselves against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

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

Our Officers and Directors May be Subject to Conflicts of Interest.

Some of our officers and directors serve only part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 60,273,333 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 41,475,000 shares of our common stock pursuant to the Registration Statement declared effective on March 17, 2007. As a result of the Registration Statement, 44,437,500 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 15,048,333 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 659,166 whole warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 150,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

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

RISKS RELATED TO THE MERGER AGREEMENT

The Exchange Ratio in the Merger Agreement is Generally Fixed. Because the Market Price of Shares of Mainland Resources Common Stock May Fluctuate, Our Shareholders Cannot be Sure of the Market Value of the Shares of Mainland Resources Common Stock That Will be Issued in Connection with the Merger.

It is presently contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock they hold of record. Currently, there are 60,273,333 shares of our common stock issued and outstanding with the result that approximately 15,068,333 shares of Mainland Resources’ common stock are anticipated to be issued to our shareholders upon completion of the merger. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. Based on the closing market price of Mainland Resources’ common stock of $1.25 per share as reported by the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders will be worth approximately $18,835,416 and our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources as the surviving corporation.

The ratio (the “Exchange Ratio”) which determines the number of shares of Mainland Resources common stock that are to be issued on completion of the merger for all of our shares of common stock is subject to reduction by the shares of our common stock held by those stockholders, if any, who elect to exercise dissent rights under Nevada law.  The Exchange Ratio also may be adjusted by good faith negotiation between the parties, if required, having regard to: (i) the results of the due diligence investigation of a party’s business and affairs by the other party; (ii) the Fairness Opinions.

The Merger Agreement also contemplates that: (i) all of our outstanding stock options (the “Stock Options”) will be disposed of by the holders thereof in consideration for the issue by Mainland Resources of non-transferable stock options (the “Mainland Exchange Options”); and (b) all of our outstanding common stock purchase warrants (the “Warrants”) will be disposed of by the holders thereof in consideration for the issue by Mainland Resources of non-transferable common stock purchase warrants (the “Mainland Exchange Warrants”). The number of Mainland Exchange Options and Mainland Exchange Warrants issuable, and the respective exercise prices thereof, will be determined with reference to the Exchange Ratio. Currently, the Exchange Ratio is anticipated to be one Mainland Exchange Option or one Mainland Exchange Warrant for every four of our Stock Options or every four of our Warrants, as the case may be, and the exercise price of each Mainland Exchange Option or each Mainland Exchange Warrant is anticipated to be determined by multiplying the per share exercise price of the corresponding American Exploration Options or American Exploration Warrants by four.

The Merger Agreement provides that not more than 15,000,000 shares of Mainland Resources common stock shall be issued in exchange for our shares of common stock pursuant to the merger (exclusive of any shares of Mainland Resources’ common stock issued in exchange for shares of our common stock which are issued upon exercise prior to closing of any of our outstanding Options or Warrants).

The Price of Mainland Resources’ Common Stock After Consummation of the Merger May be Volatile and Subject to Wide Fluctuations.

The trading price of Mainland Resources’ common stock has historically fluctuated significantly. The price of Mainland Resources’ common stock could be subject to wide fluctuations in the future in response to many events or factors, including those related to the merger, as well as: (i) actual or anticipated fluctuations in operating results; (ii)  changes in expectations as to future financial performance or buy/sell recommendations of securities analysts; (iii) its inability to raise additional capital; (iv) actions of Mainland Resources’ current shareholders, including sales of common stock by directors and executive officers of Mainland Resources; and (v) the arrival or departure of key personnel.

General market conditions and domestic or international factors unrelated to the performance by Mainland Resources may also affect the price of Mainland Resources’ common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at Suite 700, 407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3. The office space is for corporate identification, mailing, and courier purposes only and is provided to American Exploration at no cost, relating to a previous business relationship between us and our President/Chief Executive Officer. The office and services related thereto may be cancelled at any time.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “AEXP:OB” in December 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.67	$0.60
March 31, 2009	$0.84	$0.35
June 30, 2009	$1.05	$0.35
September 30, 2009	$2.55	$0.65
December 31, 2009	$1.50	$0.35

All amounts have been adjusted for stock splits.

As of March 23, 2010, we had 33 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the American Exploration Corporation 2009 Stock Option Plan (the “2009 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders 2009 Stock Option Plan	2,700,000	$0.80	4,300,000
Equity Compensation Plans Not Approved by Security Holders Warrants	659,166	0.63	-0-
Total	3,359,166

2009 Stock Option Plan

On September 14, 2009, our Board of Directors authorized and approved the adoption of the 2009 Plan effective September 14, 2009, under which an aggregate of 7,000,000 of our shares may be issued. During fiscal year ended December 31, 2009, we granted an aggregate 2,700,000 Stock Options. Of the 2,700,000 Stock Options, 2,150,000 were granted to our directors, 150,000 were granted to our Chief Financial Officer, and 400,000 were granted to consultants. The 2,150,000 Stock Options granted to our directors, the 150,000 Stock Options granted to our Chief Financial Officer and 350,000 of the Stock Options granted to consultants, vest in increments of one third (883,333 Stock Options) during September 2009, one-third (883,333 Stock Options) during September 2012 and one-third (883,334 Stock Options) during September 2015, at an exercise price of $0.80 per share with a life of ten years commencing on September 14, 2009. The remaining 50,000 Stock Options granted to consultants vested immediately, are exercisable at $0.80 per share for a period of ten years from the date of grant.

The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2009 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2009 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 7,000,000 shares as at the date of adoption by the Board of Directors of the 2009 Plan. At the time a Stock Option is granted under the 2009 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period, any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2009 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness, may be subject to such conditions, restrictions and contingencies as may be determined.

 Incentive Stock Options

The 2009 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company at the date of the grant, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 659,166 common stock whole purchase warrants issued and outstanding (the “Warrants). The 652,916 Warrants issued and outstanding at December 31, 2009, to purchase shares of our common stock were issued in a private placement by us during fiscal year ended December 31, 2009 with exercise prices ranging from  $0.50, $1.00, $1.25, $1.33 and $1.50 respectively and are exercisable for a period of twelve months from the date of share issuance.  As of the date of this Annual Report, 143,749 Warrants expired, but none of the remaining 659,166 Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

WESTROCK OPTION AGREEMENT

Effective on August 17, 2009, we entered into the Third Amended Option Agreement with Westrock. Pursuant to the Third Amended Option Agreement: (i) we issued on August 19, 2009, an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 related to our acquisition of the Westrock lease.

2009 PRIVATE PLACEMENTS

During February 2009, we completed a private placement offering (the “February 2009 Private Placement Offering”), whereby we issued an aggregate of 487,500 units at $0.67 per unit for proceeds of $325,000. Each unit consists of one share of our restricted common stock and one-half of one non-transferable share purchase warrant exercisable at $1.33 per share for a period of twelve months from the date of share issuance. The February 2009 Private Placement Offering was completed in reliance on Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Sales were made to only non-U.S. residents. The February 2009 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the February 2009 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

Effective on August 17, 2009, we completed a private placement offering (the “August 17, 2009 Private Placement”) with a certain non-United States resident (the “Investor”). In accordance with the terms and provisions of the August 17, 2009 Private Placement, we issued to the Investor an aggregate of 400,000 units at a per unit price of $0.50 for aggregate proceeds of $200,000. Each unit was comprised of one share of restricted common stock and one-half non-transferrable warrant (the “Warrant”). Each whole Warrant is exercisable at $0.50 per share for a period of one year.

Effective on August 31, 2009, we also completed a private placement offering (the “August 31, 2009 Private Placement”) with a certain non-United States resident (the “Investor”). In accordance with the terms and provisions of the August 31 2009 Private Placement, we issued to the Investor an aggregate of 260,000 units at a per unit price of $0.50 for aggregate proceeds of $130,000. Each unit was comprised of one share of restricted common stock and one-half non-transferrable warrant. Each whole Warrant is exercisable at $1.00 per share of a period of one year.

The Units under the August 2009 Private Placements were sold to non-United States Investors in reliance on Regulation S promulgated under the Securities Act. The August 2009 Private Placements have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Effective on September 21, 2009, we completed certain private placement offerings (collectively, the “September 2009 Private Placements”) with certain non-United States residents. In accordance with the terms and provisions of the September 2009 Private Placements, we issued to certain investors an aggregate of 133,333 units at a per unit price of $0.75 for aggregate proceeds of $100,000. Each unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $1.25 per share for a period of one year. On September 24, 2009, we further issued to certain investors an aggregate 25,000 Units at a per unit price of $1.00 for aggregate proceeds of $25,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $1.50 per share for a period of one year.

The Units under the September 2009 Private Placement were sold to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The September 2009 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During October 2009, we completed a private placement offering, whereby we issued an aggregate of 55,000 units at $1.00 per unit for proceeds of $55,000.  No warrants were included in this offering.

TWO PRIVATE PLACEMENTS WERE COMPLETED IN 2010

On February 24th 2010, we completed a certain private placement offering (the “First 2010 Private Placement”) with a certain non-United States resident. In accordance with the terms and provisions of the  First 2010 Private Placement, we issued to certain investors an aggregate of 300,000 units at a per unit price of $0.25 for aggregate proceeds of $75,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferable Warrant. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

On April 5th, 2010, we completed a certain private placement offering (the “Second 2010 Private Placement”) with a certain non-United States resident. In accordance with the terms and provisions of the  Second 2010 Private Placement, we issued to certain investors an aggregate of 200,000 units at a per unit price of $0.25 for aggregate proceeds of $50,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferable Warrant. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

The Units under the 2010 Private Placements were sold to a non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The 2010 Private Placements have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

2009 FORWARD STOCK SPLIT

On March 26, 2009, our Board of Directors authorized and approved a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on April 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 36,575,000 to 54,862,500 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements which are included elsewhere herein.

STATEMENT OF INCOME AND EXPENSES	Years Ended December 31 2009 and 2008		For the Period from May 11, 2006 (inception) to December 31, 2009

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	1,831,173	104,328	2,003,763
Depreciation and amortization	3,333	681	4,885
Total Operating Expenses	1,834,506	105,009	2,008,648

Net Loss From Operations	(1,834,506)	(105,009)	(2,008,648)

Other Income (Expense)
Interest expense	(61,652)	-	(61,652)
Loss on sale of assets	-	(1,161)	(1,161)
Total Other Expense	(61,652)	(1,161)	(62,813)

Net Loss	$(1,896,158)	$(106,170)	$(2,071,461)

BALANCE SHEET DATA
Total Assets	$3,786,953	$950,500
Total Liabilities	$220,957	$22,553
Total Stockholders’ Equity	$3,565,996	$927,947

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was $1,896,158 compared to a net loss of $106,170 during fiscal year ended December 31, 2008, an increase of $1,789,988. During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue.

During fiscal year ended December 31, 2009, we incurred operating expenses of $1,834,506 compared to $105,009 incurred during fiscal year ended December 31, 2008, an increase of $1,729,497. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $206,202 (2008: $49,383); (ii) investor relations of $504,131 (2008: $0); and (iii) stock option expense of $968,511 (2008: $0).

Operating expenses incurred during fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008 increased primarily due to the recording of share-based compensation relating to the grant of Stock Options. Operating expenses also increased due to professional fees and general and administrative expenses associated with the increased scope and scale of our business operations and fees associated with investor relations. We engaged Media Plan AG (“Media Plan”) to provide us with investor relations and promotional services in order to enhance our visibility and marketability of our shares in the marketplace. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $ 1,834,506 incurred as operating expenses during fiscal year ended December 31, 2009, we incurred and paid management fees of $173,000 to our officers and directors. See "Item 11. Executive Compensation.”

Interest expense of $61,652 (2008: $-0-) incurred during fiscal year ended December 31, 2009 was recorded. Our net loss during fiscal year ended December 31, 2009 was $1,896,158 or $0.02 per share compared to a net loss of $106,170 or $0.00 per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 76,873,982 for fiscal year ended December 31, 2009 compared to 136,149,658 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As of December 31, 2009, our current assets were $9,560 and our current liabilities were $220,958, which resulted in a working capital deficit of $211,398. As of December 31, 2009, current assets were comprised of $9,560 in cash. As of December 31, 2009, current liabilities were comprised of: (i) $32,500 in accounts payable and accrued liabilities; (ii) $5,422 in accounts payable– related party; (iii) $95,227 in short term convertible debt – related party; and (iv) $87,809 in short term debt – related party.

As of December 31, 2009, our total assets were $3,786,953 comprised of: (i) $9,560 in current assets; (ii) $6,392 in website, net of amortization; and (iii) $3,771,001 in oil and gas properties. The increase in total assets during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the purchase of the oil and gas properties.

As of December 31, 2009, our total liabilities were $220,958 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the short-term notes payable; amounts due to directors and an increase in short-term convertible debt.

Stockholders’ equity increased from $927,947 for fiscal year ended December 31, 2008 to $3,565,996 for fiscal year ended December 31, 2009, primarily due to the issuance of shares to acquire our oil and gas properties and the 2009 private placements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was $843,000, consisting primarily of a net loss of $1,896,158 offset by $60,945 in amortization of debt discount and $968,511 in share-based compensation. Net cash flows used in operating activities was further changed by $3,333 of depreciation and amortization, $14,948 relating to accounts payable and accrued liabilities and $5,421 in accounts payable and accrued liabilities – related parties.

For fiscal year ended December 31, 2008, net cash flows used in operating activities was $89,775, consisting primarily of a net loss of $106,170 offset by $681 in depreciation and amortization, $1,161 in loss on disposal of assets, and $14,553 relating to accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2009, net cash flows used in investing activities was $325,001 for acquisition of unproved oil and gas properties. For fiscal year ended December 31, 2008, net cash flows used in investing activities was $791,250 consisting of $781,250 in acquisition of unproved oil and gas properties and $10,000 in website development.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2009, net cash flows provided from financing activities was $1,018,036 compared to $1,005,000 for fiscal year ended December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of $835,000 in proceeds from sale of common stock, $95,227 in proceeds from the issuance of short-term convertible debt to a related party, and $87,809 in proceeds from related party loans. Cash flows from financing activities for fiscal year ended December 31, 2008 consisted of $1,000,000 in proceeds from sale of common stock and $5,000 in proceeds from related party shareholder loans.

We fully anticipate that the Merger Agreement will be consummated and the merger transaction effected. Under the terms of the Merger Agreement, American Exploration’s stockholders will receive one share of Mainland common stock for every four shares of American Exploration common stock they own.  Mainland will be the surviving corporation. In the event the Merger Agreement is not consummated, we expect that working capital requirements would continue to be funded through a combination of our existing funds and further issuances of securities. In such an event, our working capital requirements would be expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

A substantial portion of fiscal year ended December 31, 2009 was dedicated to financing and identification of a potential drilling partner and merger candidate. Financing partners were sought with the intent of conducting a private placement to raise funds for both finalizing the mineral lease acquisition in Mississippi and participation in the drilling of a well on those lands. As of the date of this Annual Report, management fully anticipates that the Merger Agreement will be consummated and the merger transaction effected. In the event the Merger Agreement is not consummated, possible further advances and the sale of would be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Merger Agreement is not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (iii) future property acquisitions. We would finance these expenses with further issuances of securities and debt issuances, with the additional possibility of financing from the cash payment provided by

Avere should this farm-in agreement become finalized. Within this agreement Avere Energy will pay 20% of the total well costs (which is 100% of our capital commitment) to permit them to earn a 20% net interest in the Mississippi Project, which is 40.81% of our working interest (the “Avere Energy Earned Interest’). Simultaneously with execution of the Amended Letter of Intent, Avere Energy paid a $75,000 non-refundable deposit, which may be used by us in our sole discretion. At closing, Avere Energy shall make a final payment to us in the amount of $1,925,000, subject to TSX Venture Exchange approval. Thereafter, we expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

In the even the Merger Agreement is not consummated and if adequate funds were not available or were not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Private Placements

As of the date of this Annual Report, we completed private placements under Regulation S for proceeds of $885,000 in 2009 and $125,000 in 2010.  The proceeds were largely directed towards expanding investor awareness and increasing liquidity in the stock. Historically, our financing has been burdened with concerns that our stock was largely illiquid and therefore a campaign was undertaken to address this concern. Most of this effort was stewarded by Media Plan, an affiliate of Stockhouse Inc., who specializes in the distribution of corporate materials to investment groups and various investment relations providers. Materials were targeted to those investors who were interested in small cap corporations within the oil and gas sector. Many of the initial shareholders both encouraged and funded this campaign via private placement from key shareholders. The results of this campaign saw both an increase in the shareholder base as well as an increase in share price as additional interest grew in the technical story of the company. Both North American and European investors were targeted during this effort to broaden awareness of American Exploration and it’s Haynesville Shale activity. As part of this awareness campaign, our website was translated into German.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2010 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; and (iii) June 5, 2009 in the amount of $50,000 with one of our directors.

As of August 16, 2009, we entered into promissory notes with the respective creditor (collectively, the “Note”), which evidences the debt and is payable upon demand and accrues interest at 10% per annum.

Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $95,227 (the “Debenture”) with DMS Ltd. (“DMS”).  In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note may be deemed in default.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105 10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), Earnings Per Share. FSP EITF 03-6-1(ASC 260-10) is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission (“SEC”) published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. In October 2009, the SEC issued Staff Accounting Bulletin No. 113 (SAB No. 113), effective November 4, 2009, revising Staff Accounting Bulletin Series Topic 12 Oil and Gas Producing Activities primarily to conform Topic 12 to the aforementioned SEC updates to its oil and gas reporting requirements. Key changes to the SEC’s rules and interpretations include a requirement to use 12-month average pricing rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure (outside of the financial statements) of probable and possible reserves. The full-cost accounting method, which the Company follows, is changed to no longer allow the option of ceiling test impairments being reduced or eliminated by consideration of oil and gas price increases occurring subsequent to the impairment date. The FASB aligned ASC Topic 932, with the aforementioned SEC requirements by issuing ASC Update 2010-03. The new SEC and FASB authoritative guidance became effective for the Company’s 2009 Annual Report on Form 10-K and has been prospectively adopted as of December 31, 2009. The new authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL 13, 2010.

BALANCE SHEETS AS AT DECEMBER 31, 2009 AND DECEMBER 31, 2008.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2009.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2009.

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2009.

NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
American Exploration Corporation (f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
Calgary, Canada

We have audited the accompanying balance sheets of American Exploration Corporation (f.k.a. Minhas Energy Consultants, Inc.) (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009, 2008 and for the period from inception (May 11, 2006) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from May 11, 2006 (inception) to December 31, 2007, were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Corporation as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008 and for the period from inception (May 11, 2006) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 13, 2010

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$9,560	$159,525
Total Current Assets	9,560	159,525

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	781,250
Website, net of amortization	6,392	9,725

Total Assets	$3,786,953	$950,500

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$32,500	$17,553
Accounts payable - related parties	5,422	-
Short term notes payable – related parties	87,809	5,000
Convertible notes – related parties	95,227	-
Total Current Liabilities	220,958	22,553

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized:
59,773,333 and 137,475,000 shares issued and outstanding, respectively	59,773	137,475
Additional paid in capital	5,577,683	965,775
Accumulated deficit during exploration stage	(2,071,461)	(175,303)
Total Stockholders’ Equity	3,565,995	927,947

Total Liabilities and Stockholders’ Equity	$3,786,953	$950,500

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008
and for the Period from Inception (May 11, 2006) to December 31, 2009

	For the year ended
	December 31, 2009	December 31, 2008	Inception (May 11, 2006) to December 31, 2009
		(Restated)

Revenue	$-	$-	$-

Operating Expenses
General and administrative	1,831,173	104,328	2,003,763
Depreciation and amortization	3,333	681	4,885
Total Operating Expenses	1,834,506	105,009	2,008,648

Loss from operations	(1,834,506)	(105,009)	(2,008,648)

Other income (expense)
Interest expense	(61,652)	-	(61,652)
Loss on sale of assets	-	(1,161)	(1,161)
Total other expense	(61,652)	(1,161)	(62,813)

Net loss	$(1,896,158)	$(106,170)	$(2,071,461)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares - basic and diluted	76,873,982	136,149,658

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at inception on May 11, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private Placement - September 30,
at 0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)
Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)
Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private Placement- November 19,
2008 at $0.692/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November 24,
2008 at $0.689/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)
Balance December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private Placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340		330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private Placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

Amortization of share-based
compensation	-	-	968,511	-	968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net Loss	-	-	-	(1,896,158)	(1,896,158)

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008
and For the Period from Inception (May 11, 2006) to December 31, 2009

	For the year ended		Inception (May 11, 2006) to
	December 31, 2009	December 31, 2008	December 31, 2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,896,158)	$(106,170)	$(2,071,461)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	3,333	681	4,885
Amortization of debt discount	60,945	-	60,945
Share-based compensation	968,511	-	968,511
Loss on sale of assets	-	1,161	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,948	14,553	32,363
Accounts payable - related parties	5,421	-	5,421
Net cash used in operating activities	(843,000)	(89,775)	(998,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(10,000)	(10,000)
Acquisition of unproved oil and gas properties	(325,001)	(781,250)	(1,108,551)
Net cash used in investing activities	(325,001)	(791,250)	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	835,000	1,000,000	1,938,250
Proceeds from notes payable - related parties	87,809	5,000	92,809
Proceeds from issuance of convertible debt - related parties	95,227	-	95,227
Net cash provided by financing activities	1,018,036	1,005,000	2,126,286

(Decrease) increase in cash during the period	(149,965)	123,975	9,560

Cash, beginning of the period	159,525	35,550	-

Cash, end of the period	$9,560	$159,525	$9,560

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$2,664,750	$-	$2,664,750
Cancellation of loan from director	$5,000	$-	$5,000
Cancellation of shares	$83,100	$-	$83,100

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

Initial operations have included capital formation, organization, target market identification and marketing plans. On August 6, 2008 the Company merged with its wholly-owned subsidiary and changed its name to American Exploration Corporation.  Concurrent with the name change, management changed the focus of operations from the provision of consulting engineering services to oil and gas exploration and development.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related statements of income and cash flows include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares.  On April 13, 2009 a 1.5:1 forward stock split took effect.  All share and per share amounts have been adjusted to reflect the retroactive effect of these forward stock splits.

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

Loss per Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net loss per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2009, options and warrants to purchase 2,700,000 and 652,916 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and Federal Deposit Insurance Corporation (FDIC).  Both the FDIC and CDIC had insured limits of up to $250,000 per depositor as of December 31, 2009.

Oil and Gas Properties, Full Cost Method

The Company has elected to use the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs, are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by county basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

As of December 31, 2009 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), Earnings Per Share . FSP EITF 03-6-1 (ASC 260-10) is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on the Company’s financial statements.

On December 31, 2008, the Securities and Exchange Commission (“SEC”) published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  In October 2009, the SEC issued Staff Accounting Bulletin No. 113 (SAB No. 113), effective November 4, 2009, revising Staff Accounting Bulletin Series Topic 12 Oil and Gas Producing Activities primarily to conform Topic 12 to the aforementioned SEC updates to its oil and gas reporting requirements. Key changes to the SEC’s rules and interpretations include a requirement to use 12-month average pricing rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure (outside of the financial statements) of probable and possible reserves. The full-cost accounting method, which the Company follows, is changed to no longer allow the option of ceiling test impairments being reduced or eliminated by consideration of oil and gas price increases occurring subsequent to the impairment date. The FASB aligned ASC Topic 932, with the aforementioned SEC requirements by issuing ASC Update 2010-03. The new SEC and FASB authoritative guidance became effective for the Company’s 2009 Annual Report on Form 10-K and has been prospectively adopted as of December 31, 2009. The new authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

Other recently issued or adopted accounting pronouncements are not expected to, or did not have, a material effect on the Company’s operations or financial position.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to December 31, 2009 of $2,071,461. The Company intends to fund initial operations through equity financing arrangements and current efforts are further described in Note 7.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations.  In response to these problems, management has planned or completed the following actions:

•	The Company has completed a Registration Statement and obtained a trading symbol for its common shares on the OTCBB.

•	Management intends to raise additional funds through public or private equity or debt offerings.

•
Management has changed the focus of the Company’s operations to oil and gas exploration and development from the provision of engineering services. There can be no assurances, however, that management’s expectations of future revenues will be realized.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock - Issued and Outstanding

On May 11, 2006 (inception), the Company issued 94,500,000 shares of its common stock to its Directors for cash of $4,500.  On September 30, 2006, the Company closed a private placement for 41,475,000 common shares for an aggregate of $98,750.

On November 19th and 24th of 2008, the Company closed two private placements for 1,350,000 and 150,000 shares respectively, at a price of $0.67 per share, for a total of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 750,000 warrants with a fair value on the date of grant of $26,012.  Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the company at an exercise price of $1.33 per share.  These warrants expired without exercise during 2009.

In February 2009, the Company completed two private placements for 487,500 shares for a total of $325,000, or $0.67 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 243,750 warrants with a fair value on the date of grant of $48,716.  Each warrant has a term of 12 months and entitles the subscriber to purchase one additional share of the Company’s stock at an exercise price of $1.33 per share.

On March 21, 2009 our prior executive officers and founders agreed to return an aggregate 83,100,000 shares of our common stock to the Company.  They did not receive any compensation for the return to and cancellation of these shares by the Company.

On August 19, 2009, 4,037,500 shares were issued to Westrock to acquire the balance of an oil and gas lease (see Note 6).  These shares were valued at $0.66 per share for a total of $2,664,750, based upon the Company’s share price on the date of agreement.

On August 17, 2009, a private placement closed for 400,000 shares at $0.50 per share or $200,000.  On August 31, 2009, a private placement closed, for 260,000 shares at $0.50 per share or $130,000.  On September 21, 2009, a private placement closed for 133,333 shares at $0.75 per share, or $100,000.  On September 25, 2009, a private placement closed for 25,000 shares at $1.00.  Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761.  The warrants have exercise prices ranging from $0.50 to $1.50.

On October 8, 2009 a private placement closed for 55,000 shares at $1.00 per share, or a total of $55,000, with no warrants attached.

Stock Options

In September 2009, the Company adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

During September 2009, the following options were granted:

•	1,000,000 options to the Company’s Chief Executive Officer, who is also a director of the Company.
•	1,150,000 options to three directors of the Company
•	150,000 options to the Company’s Chief Financial Officer
•	400,000 options to three consultants to the Company

All the options granted have an exercise price of $0.80 per share and a 10 year life.  With the exception of 50,000 options granted to a consultant that vested immediately, one third of the options granted vested at the date of grant, with the remainder vesting in equal parts in September 2012 and September 2015.

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends.  The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  The Company recognized stock based compensation expense of $968,511 related to these option issuances during the year ended December 31, 2009.  .

A summary of stock option activity and related information for the years ended December 31, 2008 and 2009 is presented below:
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2008	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	-	$-	$-
Granted	2,700,000	0.80	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	2,700,000	$0.80	$-
Exercisable at December 31, 2009	998,214	$0.80	$-

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $1,591,443.  The unrecognized stock based compensation is expected to be ratably amortized to expense over a period of 4.75 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2009 is approximately 9.75 years.  Options exercisable at December 31, 2009 totaled 933,332.  All options outstanding had no intrinsic value at December 31, 2009.

Warrants

A summary of warrant activity and related information for the years ended December 31, 2008 and 2009 is presented below:
	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2008	-	$-	$-
Granted	750,000	1.33	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	750,000	1.33	-
Granted	652,916	1.01	-
Exercised	-	-	-
Forfeited	(750,000)	1.33	-
Outstanding and exercisable at December 31, 2009	652,916	$1.01	$30,000

At December 31, 2009, the Company had 652,916 warrants outstanding with a remaining weighted average contractual life of nine months.  The weighted average exercise price for all remaining outstanding warrants was $1.01.  Outstanding warrants had an aggregate fair market value of $405,477 at the date of grant, which was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.5%, (b) expected volatility of 192.35% (c) expected life of 1 year, and (d) zero expected future dividends.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 5. RELATED PARTY TRANSACTIONS

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

During the second quarter of 2009, directors of the Company loaned a total of $87,809 to cover operating expenses of the Company.  Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.  All of these loans are unsecured and, as of December 31, 2009, the Company had not received a demand from any of the lenders for payment.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD 95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  Management assessed the convertible note pursuant to ASC 470 - Debt and determined that the convertible note had a beneficial conversion feature that resulted in a debt discount of $60,945.  The terms of convertible note allow for the holder to convert principal and interest at any time into common shares.  Therefore, pursuant to ASC 470, the Company immediately expensed as interest expense the debt discount of $60,945 related to the convertible note.  The convertible note was not redeemed at the maturity date and is currently in default.

NOTE 6.  UNEVALUATED OIL AND GAS PROPERTIES

In  November 2008,  the Company executed an option  agreement  (the "Option  Agreement") to purchase a 75% net  revenue  interest  (100% working interest) in approximately  5,000 net acres in oil and gas  leases  located in Mississippi in the onshore region of the Gulf Coast of the United States.  The purchase price was $625 per net acre or a total of $3,125,000.  The Option Agreement required that a well be spud no later than May 31, 2009 and provided the Company until November 17, 2008 to complete its due diligence (the "Option Period").  The Company made a payment of $781,250 upon execution of the Option Agreement.

The Option Agreement was amended a number of times to extend the Option Period and through August 2009, the Company made additional cash payments totaling $325,000 to the counterparty.

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

The 4,037,500 shares issued to satisfy the remaining purchase price were valued at $2,664,750, based upon the Company’s share price on the date of agreement, bringing the total acquisition price to $3,771,001.  The properties acquired have no proved reserves and therefore, have been classified as unevaluated in the accompanying financial statements.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2009 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2009, the Company has a net operating loss carry forward of $2,071,461 which will expire between years 2026 and 2029.

NOTE 8. SUBSEQUENT EVENTS

Avere Energy Inc. Farm-In Agreement

Effective on January 15, 2010, we executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding our Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy will enter into a definitive farm-in agreement with us whereby Avere will farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which is 100% of our capital commitment) to earn a 20% net interest in the Mississippi Project, which is 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which may be used by us in our sole discretion. At closing, Avere Energy shall make a final payment to us in the amount of $1,925,000, subject to TSX Venture Exchange approval. Any additional mineral leases acquired within the Mississippi Project area will be offered to Avere Energy at a 20% working interest once Avere Energy has acquired its Earned Interest.

The definitive farm-in agreement and closing of the transactions contemplated thereunder are anticipated to close sometime during the second quarter of 2010, subject to the following conditions: (i) execution of a definitive farm-in agreement; (ii) completion of a financing by Avere Energy to raise sufficient funds as described above for the farm-in; and (iii) receipt of the approval of the shareholders of Avere Energy and of the TSX Venture Exchange to the farm-in.

Mainland Resources, Inc. Merger Agreement

On March 22, 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of restricted common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and us. As of the date of this Annual Report, there are 60,273,333 shares of our common stock issued and outstanding with the result that approximately 15,068,333 shares of Mainland Resources common stock will be issued to our shareholders upon consummation and completion of the Merger Agreement. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

As of the date of this Annual Report, the Merger Agreement is subject to various conditions precedent including, but not limited to, the following: (i) approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement; (ii) completion of satisfactory due diligence by both us and Mainland Resources by April 21, 2010; (iii) the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot not exceed 5% of the total issued and outstanding shares of Mainland Resources common stock; (iv) receipt by us and Mainland Resources of a satisfactory draft fairness opinion; (v) the acceptance and approval of the fairness opinion by our Board of Directors and the board of directors of Mainland Resources, respectively; and (vi) confirmation of the accuracy and material compliance of our representations, warranties and covenants and those representations, warranties and covenants of Mainland Resources.

2010 Private Placements

Two private placements were completed in 2010. The first for 300,000 shares at $0.25 per share or $75,000 was completed on February 24th. The investor also received 150,000 warrants with an exercise price of $0.50 per share and a term of one year.

A second private placement of 200,000 shares at $0.25 per share or $50,000 was completed on April 5, 2010. The investor also received 100,000 warrants with an exercise price of $0.50 per share and a term of one year.

The Company evaluated subsequent events through April 13, which is the date the financial statements were issued and there were no other significant subsequent events to report.

NOTE 9. RESTATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009 of American Exploration Corporation. ("the Company") includes the re-audited financial statements of the Company for the year ended December 31, 2008. On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors Moore & Associates Chartered. The Company was notified by the SEC that a due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

The Company has identified material errors in its previously issued financial statements. These misstatements require that the financial statements for the fiscal year ended December 31, 2008 be restated.

Below is a summary of the changes made to the financial statements previously filed for the period ended December 31, 2008:
December 31, 2008	As Originally Reported	Adjustments		As Restated
Cash and cash equivalents	$160,832	(1,307	) [1]	$159,525

Accounts payable and accrued liabilities	(8,417)	(9,116	) [2]	(17,533)

Common stock	(90,650)	(46,825	) [3]	(137,475)
Additional paid-in capital	(12,600)	(953,175	) [3]	(965,775)
Private Placement 1	(100,000)	100,000	[3]	-
Private Placement 2	(900,000)	900,000	[3]	-
Deficit accumulated during exploration stage	164,861	10,442		175,303

	TWELVE MONTHS ENDED
December 31, 2008	As Originally Reported	Adjustments		As Restated
General and administrative	$93,886	10,442	[2]	$104,308
Other income (Expense)	1,161	(1,161	) [4]	-

Loss from Operations	95,111	9,281		105,009

Loss on sale of assets	-	1,161	[4]	1,161

Net Loss	95,111	11,059		106,170

Net loss per common share	$(0.00)	$(0.00)		$(0.00)
Weight average common shares outstanding	91,650,000	44,499,658	[3]	136,149,658

Adjustment Entry Description for December 31, 2008

[1]	To adjust cash for translation from Canadian to US Dollars.

[2]	To accrue and expense additional liabilities incurred during 2008, but not recorded

[3]
To reflect common stock sold in private placement in the appropriate equity accounts and to adjust common shares outstanding and related additional paid-in capital for 1.5 for 1 forward stock split effective April 2009

[4]	To reclassify loss on sale of assets from other income (expense) to proper line item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is GBH, CPAs, PC. Their address is 24 Greenway Plaza, Suite 1875, Houston TX, 77046 and telephone number is 713.629.8300.

MOORE & ASSOCIATES, CHARTERED ACCOUNTANTS

Effective August 11, 2009, we engaged Seale and Beers, CPAs (“S&B”) as our principal independent registered public accounting firm. Concurrent with this appointment, we accepted the resignation of Moore & Associates, Chartered Accountants (“Moore”), effective August 10, 2009.  The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

On August 27, 2009 the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

The report of Moore on our financial statements for fiscal years ended December 31, 2008 and December 31, 2007 (which included the balance sheet as of December 31, 2008 and the statement of operations, cash flows and stockholders’ equity for the period from May 11, 2006 (inception) through December 31, 2008), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended December 31, 2008, and during the subsequent period through to the date of Moore’s resignation, there were no disagreements between us and Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on our audited financial statements.

We have provided Moore with a copy of a Current Report on Form 8-K and requested that Moore furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Moore agrees with the statements made in this Current Report on Form 8-K with respect to Moore and, if not, stating the aspects with which they do not agree.  We received the requested letter from Moore wherein they have confirmed their agreement to our disclosures in the Current Report with respect to Moore.  A copy of Moore’s letter was filed as an exhibit to the Current Report.

In connection with our appointment of S&B as our principal registered accounting firm at this time, we have not consulted S&B on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

SEALE & BEERS, CPAs

We have engaged GBH, CPAs, PC (“GBH”) as our principal independent registered public accounting firm effective October 28, 2009.  Concurrent with this appointment, we dismissed Seale & Beers, CPAs (“S&B”), effective October 28, 2009.  The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

We had engaged S&B as our principal independent registered public accounting firm effective August 11, 2009 after the acceptance of the resignation of Moore & Associates, Chartered Accountants (“Moore”), effective August 10, 2009. On August 27, 2009 the Public Company Accounting Oversight Board (the “PCAOB”) revoked the registration of Moore due to: (i) violations of PCAOB rules and auditing standards in auditing financial statements; (ii) violations of PCAOB rules and quality controls standards; and (iii) violations of Section 10(b) of the Securities Act of 1934 and Rule 10b-5 thereunder; and (iv) noncooperation with a PCAOB investigation.

Therefore, due to the length of time of engagement with S&B as our auditors, there is no report by S&B on our financial statements. The report of Moore on our financial statements for fiscal years ended December 31, 2008 and December 31, 2007 (which included the balance sheet as of December 31, 2008 and the statement of operations, cash flows and stockholders’ equity for the period from May 11, 2006 (inception) through December 31, 2008), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2008, and during the subsequent period through to the date of Moore’s resignation, there were no disagreements between us and and Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on our audited financial statements.

We provided S&B with a copy of the Current Report on Form 8-K and requested that S&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not S&B agrees with the statements made in this Current Report on Form 8-K with respect to S&B and, if not, stating the aspects with which they do not agree.  We received the requested letter from S&B wherein they have confirmed their agreement to our disclosures in the Current Report with respect to S&B. A copy of S&B’s letter was filed as an exhibit to the Current Report.

In connection with our appointment of GBH as our principal registered accounting firm at this time, we have not consulted GBH on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are not effective at the “reasonable assurance” level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Steven Harding	50	President, Chief Executive Officer/Principal Executive Officer and a Director
Brian Manko	43	Chief Financial Officer,
Manmohan Minhas	55	Treasurer and a Director
Herb Dahliwal	57	Director

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

Steve Harding. Mr. Harding has been our President/Chief Executive Officer and a member of our board of directors since October 29, 2008.  Mr. Harding has twenty-seven years experience in the oil and gas exploration industry within numerous geological basins both within and outside of North America.  He has occupied various senior positions within EnCana Corp., and its predecessors Alberta Energy and Husky Energy. From October 2003 to December 2004

he was the vice president, Northern Canada and the vice president Alaska/Mackenzie Delta from 2002 to September 2003. From 1998 to 2002 he was an exploration manager for Alberta Energy in their New Ventures Group and the chief geologist/geoscientist at Husky Energy from 1994 to 1998.  Since March 2005 he has acted as a self employed consultant, responsible for evaluating oil and gas assets for a number of  private  and  public  companies  from a  technical  and  business  viability perspective. In the latter half of the 1980's, he was responsible for developing the geological model, which lead to the discovery of the White Rose field in offshore Newfoundland. The White Rose field is believed to hold estimated reserves of 450 - 500 Million barrels of oil and 3-4 trillion cubic feet of gas, and currently produces approximately 110,000 barrels per day. While at EnCana, he also negotiated and secured the largest exploration position in the US and Canadian Arctic, leading to the discovery of the Umiak field 2004 and receiving a Department of Minerals Management Service corporate citizen award in 2003 for outstanding cultural and environmental efforts in Alaska.

Mr. Harding received his Honours Bachelor of Science degree in Geology from McMaster University in 1982 and his Masters degree in Geology from the University of Alberta in 1985.

Brian Manko. Mr. Manko has been our Chief Financial Officer since February 1, 2009. During the past eighteen years, Mr. Manko has been involved with private and public companies involving a wide range of industries. From approximately 2000 to present, Mr. Manko has been directly involved with private money management as an institutional investor and private investor specializing in both the capital and currency markets. From approximately 2003 to present, Mr. Manko has been a director for Morbank Mortgage Investment Company. From approximately 1996 to 2000 to 2003, Mr. Manko worked as an equity broker with Levesque Securities and Research Capital. From approximately 1992 to 1996, Mr. Manko was employed by Johnson & Johnson is its pharmaceuticals divisions. Mr. Manko is also currently working in an executive financial position with a chapter of a national volunteer group.

Mr. Manko earned a Bachelor of Commerce degree in 1992 from the University of Calgary. In addition, he has nearly completed his CMA accounting designation.

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

Herb Dhaliwal. Mr. Dhaliwal has been a member of our Board of Directors since September 25, 2009. The Honorable Herb Dhaliwal is a strategic advisor to private and public companies in Canada. During the past thirty years, Mr. Dhaliwal has been involved in national electoral politics in Canada. From approximately 1997 through 2004, Mr. Dhaliwal successively held the portfolios of National Revenue, Fisheries & Oceans and Natural Resources in Ottawa. He was also the senior Minister for Western Canada in the federal Cabinet of Primter Minister Jean Chretien. Prior to entering national electoral politics, and including current date, Mr. Dhaliwal is also an entrepreneur, business owner, corporate director and advisor with interests in transportation, building maintenance, housing construction and real estate development. Before sitting the Parliament of Canada for Vancouver-South/Burnaby constituency from October 1993 through June 2004, Mr. Dhaliwal had been appointed by the British Columbia government as Vice-Chair of the British Columbia Hydro and Power Authority board of directors, where he chaired the budget and audit committees.

During his early tenure in the House of Commons, Mr. Dhaliwal: (i) served on the Standing Committees on Finance and Fisheries; (ii) was parliamentary secretary to the Minister of Fisheries & Oceans; and (iii) was Vice-Chair of the Standing Committee on Health. He played an active role as a prominent member of the Prime Minister’s “TEAM CANADA” 1996 trade mission to India and led the Canadian Parliamentary Observer presence for presidential elections in the Dominican Republic. He also participated in parliamentary delegations to Cuba and UNESCO and addressed an International Parliamentary Association Conference in Beijing China on behalf of Canada regarding the elimination of land mines.

Among his accomplishments while a Minster, Mr. Dhaliwal restructured Revenue Canada into the re-named Canada Customers & Revenue Agency, accompanied the Governor-General on state visits to India, and instituted an annual international conference on ocean stewardship. During 1997 through 2004, Mr. Dhaliwal’s ministerial career also included three key economic assignments during which he had the rare distinction of being the first South Asian to hold a Cabinet position anywhere in a Western democracy.

Mr. Dhaliwal is a graduate in commerce from the University of British Columbia.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. In the event the Merger Agreement is not consummated, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009. The exception to the compliance is

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Steve Harding President and CEO	2008 2009	-0- 125,000	-0- -0-	-0- -0-	-0- (1)883,812	-0- -0-	-0- -0-	-0- -0-	-0- 441,666
Brian Manko, Chief Financial Officer	2008 2009	-0- 33,000	-0- -0-	-0- -0-	-0- (1)132,572	-0- -0-	-0- -0-	-0- -0-	-0- 175,500

(1)	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2009

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Harding, President/CEO	(1) 333,333	-0-	666,667.80		09/14/09	-0-	-0-	-0-	-0-
Brian Manko CFO	(2) 50,000	-0-	100,000.80		09/14/09	-0-	-0-	-0-	-0-

(1)  Mr. Harding was granted 1,000,000 Stock Options on September 14, 2009 of which 333,333 Stock Options vested immediately, 333,333 Stock Options shall vest September 14, 2012 and the remaining 333,334 Stock Options shall vest September 14, 2015. The 333,333 Stock Options are exercisable into 333,333 shares of common stock at $0.80 per share with a Black Scholes valuation of $316,666. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(2)   Mr. Manko was granted 150,000 Stock Options on September 14, 2009 of which 50,000 Stock Options vested immediately, 50,000 Stock Options shall vest September 14, 2012 and the remaining 50,000 Stock Options shall vest September 14, 2015. The 50,000 Stock Options are exercisable into 50,000 shares of common stock at $0.80 per share with a Black Scholes valuation of $47,500.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2009 and 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manmohan Minhas 2008 2009	-0- -0-	-0- -0-	(1) -0- 31,666	-0- -0-	-0- -0-	-0- -0-	-0- 31,666
Steve Harding 2008 2009	(2) -0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Devinder Randhawa 2008 2009	$10,000 15,000	-0- -0-	(3) -0- 237,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Herb Dhaliwal 2009	-0-	-0-	(4) 95,000	-0-	-0-	-0-	-0-
Ravinder Minhas, prior member 2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Mr. Minhas was granted 100,000 Stock Options on September 14, 2009 of which 33,333 Stock Options vested immediately, 33,333 Stock Options shall vest September 14, 2012 and the remaining 33,334 Stock Options shall vest September 14, 2015. The 33,333 Stock Options are exercisable into 33,333 shares of common stock at $0.80 per share with a Black Scholes valuation of $31,666.

(2)	Mr. Harding’s compensation has been disclosed above in the “Summary Compensation Table” as compensation related to his executive position as President/Chief Executive Officer.

(3)
Mr. Randhawa was granted 750,000 Stock Options on September 14, 2009 of which 250,000 Stock Options vested immediately, 250,000 Stock Options shall vest September 14, 2012 and the remaining 250,000 Stock Options shall vest September 14, 2015. The 250,000 Stock Options are exercisable into 250,000 shares of common stock at $0.80 per share with a Black Scholes valuation of $237,500. Mr. Randhawa resigned effective as of November 25, 2009 but continues to serve us as a consultant. The Board of Directors has authorized the retention of the 250,000 Stock Options.

(4)
Mr. Dhaliwal was granted 300,000 Stock Options on September 25, 2009 of which 100,000 Stock Options vested immediately, 100,000 Stock Options shall vest September 14, 2012 and the remaining 100,000 Stock Options shall vest September 14, 2015. The 100,000 Stock Options are exercisable into 100,000 shares of common stock at $0.80 per share with a Black Scholes valuation of $95,000.00

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into verbal month-to-month contractual relationships with certain of our executive officers and directors as follows. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

President/Chief Executive Officer

As of January 1, 2009, we entered into a contractual relationship with Perfect Ocean Investments Inc. (“POI”) regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the “Harding Arrangement”). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding.  A Board Resolution was passed on November 24th, by Board members excluding Mr. Harding, that his monthly salary would be increased to $15,000, to better align with professional compensation recognized from salary surveys conducted by the Association of Engineers, Geologists and Geophysicists of Alberta (A.P.E.G.G.A.).

Chief Financial Officer

As of February 1, 2009, we entered into a contractual relationship with Manko Business Consulting Corp. (“MBCC”) regarding the engagement and compensation of Brian Manko, our Chief Financial Officer (the “Manko Arrangement”). In accordance with the terms and provisions of the Manko Arrangement, we will pay a monthly salary of $2,750 to MBCC as compensation for Mr. Manko.

Director

As of November 1, 2008, we entered into a contractual relationship with Devinder Randhawa regarding the engagement and compensation of Mr. Randhawa as a member of our Board of Directors (the “Randhawa Arrangement”). In accordance with the terms and provisions of the Randhawa Arrangement, we will pay a monthly salary of $5,000 to Mr. Randhawa as compensation. This compensation relationship continued until March 31st, 2009 when such compensation was waived. Mr. Randhawa resigned from our Board of Directors effective November 25, 2009. The 250,000 Stock Options granted to him will by their terms expire ninety days from the date of resignation. The Board of Directors has authorized the extension of the exercise period for one year from the date of resignation. The remaining 500,000 Stock Options will not vest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 60,273,333 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Steve Harding 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(2) 2,483,333	4.12%
Brian Manko 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(3) 350,000	Nil
Herb Dhaliwal 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(4) 675,000	1.11%
Manmohan Minhas 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(5) 1,008,333	1.68%
All executive officers and directors as a group (4 persons)	(6) 4,516,666	7.06%
5% or Greater Beneficial Owners:
Westrock Land Corp. Address	4,037,500	6.73%
Dev Randhawa 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(7) 3,450,000	5.73%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 60,273,333 shares issued and outstanding. Beneficial ownership amounts reflect the 2009 Forward Stock Split.

(2)
This figure consists of: (i) 2,150,000 shares of common stock; and (ii) 333,333 vested Stock Options which are exercisable by Mr. Harding to purchase 333,333 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019.

(3)
 This figure consists of: (i) 300,000 shares of common stock; and (ii) 50,000 vested Stock Options which are exercisable by Mr. Manko to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019.

(4)
This figure consists of: (i) 575,000 shares of common stock; and (ii) 100,000 vested Stock Options which are exercisable by Mr. Dhaliwal to purchase 100,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 25, 2019.

(5)
This figure consists of: (i) 975,000 shares of common stock; and (ii) 33,333 vested Stock Options which are exercisable by Mr. Minhas to purchase 33,333 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019.

(6)	This figure consists of: (i) 4,000,000 shares of common stock; and (ii) 516,666 vested Stock Options to purchase 516,666 shares of our common stock at an exercise price of $0.80.

(7)
This figure consists of: (i) 3,200,000 shares of common stock; and (ii) 250,000 vested Stock Options exercisable by Mr. Randhawa to purchase 250,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019. Due to Mr. Randhawa’s resignation effective November 25, 2009, the Stock Options were to expire within ninety days from the date of resignation. The Board of Directors has authorized the retention of the Stock Options based upon Mr. Randhawa’s continuing service to us as a consultant.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have verbally agreed to pay certain of our executive officers and directors compensation for services rendered as follows:

President/Chief Executive Officer

As of January 1, 2009, we entered into a contractual relationship with POI regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the “Harding Arrangement”). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding. A Board Resolution was passed on November 24th, by Board members excluding Mr. Harding, that his monthly salary would be increased to $15,000, to better align with professional compensation recognized from salary surveys conducted by the Association of Engineers, Geologists and Geophysicists of Alberta (A.P.E.G.G.A.).

Chief Financial Officer

As of January 1, 2009, we entered into a contractual relationship with MBCC regarding the engagement and compensation of Brian Manko, our Chief Financial Officer (the “Manko Arrangement”). In accordance with the terms and provisions of the Manko Arrangement, we will pay a monthly salary of $2,750 to MBCC as compensation for Mr. Manko.

Director

As of November 1, 2008, we entered into a contractual relationship with Devinder Randhawa regarding the engagement and compensation of Mr. Randhawa as a member of our Board of Directors (the “Randhawa Arrangement”). In accordance with the terms and provisions of the Randhawa Arrangement, we will pay a monthly salary of $5,000 to Mr. Randhawa as compensation. This compensation relationship continued until March 31st, 2009 when such compensation was waived. Mr. Randhawa resigned from our Board of Directors effective November 25, 2009. Mr. Randhawa continues to serve us as a consultant.

DIRECTOR LOANS

During fiscal year ended December 31, 2009, a director and an unrelated third party advanced $87,548 to us. Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.

Except for the transactions described above, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2009, we incurred $21,530 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and August 31, 2009.

During fiscal year ended December 31, 2008, we incurred approximately $5,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During fiscal year ended December 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.                         DOCUMENT

    3.1       Articles of Incorporation (1)

    3.1.2        Articles of Incorporation as amended.

    3.1.3        Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

    3.2       Bylaws (1)

    10.1      Option Agreement between American Energy Corporation  and Westrock Land Corporation dated October 2008. (3)

    10.2       5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

    10.3       Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

    10.4       Merger Agreement and Plan of Merger dated March __, 2010 between American Exploration Corporation and Mainland Resources Inc.

    16. 1       Letter from Moore & Associates dated August 11, 2009.         (6)

    16. 2           Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

        31.1       Certification  of  Chief  Executive   Officer  Pursuant  to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

    31.2       Certification of Chief Financial Officer Pursuant  to  Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

    32.1       Certification  of Chief  Executive  Officer  and Chief Financial Officer Under Section 1350 as Adopted  Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5)  Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6)  Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

AMERICAN EXPLORATION CORPORATION

AMERICAN EXPLORATION CORPORATION

Dated: April 13, 2010	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: April 13, 2010	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer

Dated: April 13, 2010	By:	/s/ STEVE HARDING
Director
Dated: April 13, 2010	By:	/s/ HERB DHALIWAL
Director
Dated: April 13, 2010	By:	/s/ MANMOHAN MINHAS
Director

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: April 13, 2010	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: April 13, 2010	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	By:	/s/ STEVE HARDING
Director
Dated: April 13, 2010	By:	/s/ HERB DHALIWAL
Director
Dated: April 13, 2010	By:	/s/ MANMOHAN MINHAS
Director