Form 10-Q
period 2010-03-31
American Exploration Corp
filed 2010-05-24
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-141060

American Exploration Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0518266 (I.R.S. Employer Identification No.)

407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3 (Address of principal executive offices)

(403) 233-8484 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [X ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [    ]   No [    ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2010
Common Stock, $0.001	60,273,333

AMERICAN EXPLORATION CORPORATION

Form 10-Q

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

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

Current Assets
Cash and cash equivalents	$ 1,883	$ 9,560
Total Current Assets	1,883	9,560

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of amortization	5,550	6,392

Total Assets	$ 3,778,434	$ 3,786,953

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 8,559	$ 32,500
Accounts payable - related parties	8,895	5,422
Short term notes payable – related parties	88,075	87,809
Convertible notes – related parties	98,480	95,227
Total Current Liabilities	204,009	220,958

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized:
60,073,333 and 59,773,333 shares issued and outstanding, respectively	60,073	59,773
Additional paid in capital	5,721,576	5,577,683
Accumulated deficit during exploration stage	(2,207,224)	(2,071,461)
Total Stockholders’ Equity	3,574,425	3,565,995

Total Liabilities and Stockholders’ Equity	$ 3,778,434	$ 3,786,953

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009 and for the
Period from Inception (May 11, 2006) to March 31, 2010
(Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009	Inception (May 11, 2006) to March 31, 2010

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative	206,476	121,358	2,210,239
Depreciation and amortization	842	825	5,727
Total Operating Expenses	207,318	122,183	2,215,966

Loss from operations	(207,318)	(122,183)	(2,215,966)

Other income (expense)
Interest expense	(3,445)	-	(65,097)
Loss on sale of assets	-	-	(1,161)
Other income	75,000	-	75,000
Total other income (expense)	71,555	-	(8,742)

Net loss	$ (135,763)	$ (122,183)	$ (2,207,224)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares - basic and diluted	59,900,000	137,686,667

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to March 31, 2010
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at inception on May 11, 2006	-	$ -	$ -	$ -	$ -

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private Placement - September 30, 2006
at 0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)

Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)

Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private Placement- November 19,
2008 at $0.692/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November 24,
2008 at $0.689/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)

Balance December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private Placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340	-	330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private Placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

Amortization of share-based
compensation	-	-	968,511	-	968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net Loss	-	-	-	(1,896,158)	(1,896,158)

Balance, December 31, 2009	59,773,333	$ 59,773	$ 5,577,683	$ (2,071,461)	$ 3,565,995

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to March 31, 2010
(Unaudited)
(Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$ 59,773	$ 5,577,683	$ (2,071,461)	$ 3,565,995

Private Placement – Feb 24, 2010
at $0.25/share	300,000	300	74,700	-	75,000

Amortization of share-based compensation	-	-	69,193	-	69,193

Net Loss	-	-	-	(135,763)	(135,763)

Balance, March 31, 2010	60,073,333	$ 60,073	$ 5,721,576	$ (2,207,224)	$ 3,574,425

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009 and the
For the Period from Inception (May 11, 2006) to March 31, 2010
(Unaudited)

	For the three months ended		Inception (May 11, 2006) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (135,763)	$ (122,183)	$ (2,207,224)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	842	825	5,727
Amortization of debt discount	-	-	60,945
Share-based compensation	69,193	-	1,037,704
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(20,423)	8,319	11,940
Accounts payable - related parties	3,474	-	8,895
Net cash used in operating activities	(82,677)	(113,039)	(1,080,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	(325,000)	(1,108,551)
Net cash used in investing activities	-	(325,000)	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	75,000	325,000	2,013,250
Proceeds from notes payable - related parties	-	-	92,809
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	75,000	325,000	2,201,286

(Decrease) increase in cash during the period	(7,677)	(113,039)	1,883

Cash, beginning of the period	9,560	160,832	-

Cash, end of the period	$ 1,883	$ 47,793	$ 1,883

Supplemental cash flow information:
Taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$ -	$ -	$ 2,664,750
Cancellation of loan from director	$ -	$ -	$ 5,000
Cancellation of shares	$ -	$ -	$ 83,100

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of American Exploration Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2009.

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

For the three months ended March 31, 2010, options and warrants to purchase 2,700,000 and 559,167 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of March 31, 2010 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to, or did not have, a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to March 31, 2010 of $2,207,224. The Company intends to continue to fund operations through equity financing arrangements.  Efforts through March 31, 2010 are further described in Note 3.

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

Mainland Resources, Inc. Merger Agreement

On March 22, 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of restricted common stock of Mainland Resources for every four shares of our common stock held of record. The share exchange ratio is subject to adjustment.  The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. If the merger is completed, Mainland Resources will be the surviving corporation, and will acquire all of the Company’s assets and property.

NOTE 3. STOCKHOLDERS’ EQUITY

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

In February 2009, the Company completed two private placements for 487,500 shares for a total of $325,000, or $0.67 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 243,750 warrants with a fair value on the date of grant of $48,716.  Each warrant has a term of 12 months and entitles the subscriber to purchase one additional share of the Company’s stock at an exercise price of $1.33 per share.  These warrants expired without exercise during 2010.

On March 21, 2009 our prior executive officers and founders agreed to return an aggregate 83,100,000 shares of our common stock to the Company.  They did not receive any compensation for the return to and cancellation of these shares by the Company.

On August 19, 2009, 4,037,500 shares were issued to Westrock to acquire the balance of an oil and gas lease (see Note 5).  These shares were valued at $0.66 per share for a total of $2,664,750, based upon the Company’s share price on the date of agreement.

On August 17, 2009, a private placement closed for 400,000 shares at $0.50 per share or $200,000.  On August 31, 2009, a private placement closed, for 260,000 shares at $0.50 per share or $130,000.  On September 21, 2009, a private placement closed for 133,333 shares at $0.75 per share, or $100,000.  On September 25, 2009, a private placement closed for 25,000 shares at $1.00 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761.  The warrants have exercise prices ranging from $0.50 to $1.50.

On October 8, 2009 a private placement closed for 55,000 shares at $1.00 per share, or a total of $55,000, with no warrants attached.

On February 24, 2010 a private placement closed for 300,000 shares at $0.25 per share or $75,000. The investor also received 150,000 warrants with an exercise price of $0.50 per share with a one year term.  These warrants had a grant date fair value of $20,495.

Stock Options

In September 2009, the Company adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

No options were issued during the three months ended March 31, 2010.

A summary of stock option activity and related information for the three months ended March 31, 2010 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	2,700,000	$0.80	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	2,700,000	$0.80	$-
Exercisable at March 31, 2010	1,094,473	$0.80	$-

Outstanding options had an aggregate fair value of $2,559,954, or $0.95 per share, at the date of grant, which was calculated in accordance with the Black-Sholes valuation model. The Company recognized stock based compensation expense of $69,193 related to these options during the three months ended March 31, 2010.  As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $1,522,250.  The unrecognized stock based compensation is expected to be ratably amortized to expense over a period of 5.5 years. The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2010 is approximately 9.5 years.  All options outstanding had no intrinsic value at March 31, 2010.

Warrants

A summary of warrant activity and related information for the three months ended March 31, 2010 is presented below:
	Warrants	Weighted-Average Exercise Price		Aggregate Intrinsic Value

Outstanding at December 31, 2009	652,916	$1.01	$
Granted	150,000	0.50
Exercised	-	-
Forfeited	(243,750)	1.33
Outstanding and exercisable at March 31, 2010	559,166	$0.73		-

As of March 31, 2010, the Company had 559,166 warrants outstanding with a remaining weighted average contractual life of six months.  The weighted average exercise price for all remaining outstanding warrants was $0.73.  Outstanding warrants as of March 31, 2010 had an aggregate fair value of $377,256 at the date of grant, which was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.5%, (b) expected volatility of 192.35% (c) expected life of 1 year, and (d) zero expected future dividends.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the second quarter of 2009, directors of the Company loaned approximately $88,000 to cover operating expenses of the Company.  Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.  All of these loans are unsecured and, as of March 31, 2010, the Company had not received a demand from any of the lenders for payment on this short term notes payable.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD 95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  Management assessed the convertible note pursuant to ASC 470 - Debt and determined that the convertible note had a beneficial conversion feature that resulted in a debt discount of $60,945.  The terms of convertible note allow for the holder to convert principal and interest at any time into common shares.  Therefore, pursuant to ASC 470, the Company immediately expensed as interest expense the debt discount of $60,945 related to the convertible note.  As of March 31, 2010 the convertible note balance of $98,480 was not redeemed at the maturity date above and is currently in default.

NOTE 5.  UNEVALUATED OIL AND GAS PROPERTIES

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

Mainland Resources, Inc. Joint Development Project

On September 17, 2009, we executed a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area.  Future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Operating Area would have been split of a 51%/49% basis between Mainland Resources and us, respectively.

On approximately March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet, or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost or $2,710,000.

Avere Energy  Inc. Farm-In Agreement

Effective on January 15, 2010, we executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding our Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy will enter into a definitive farm-in agreement with us whereby Avere will farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which is 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which is 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which may be used by us in our sole discretion. At closing, Avere Energy will make a final payment to us in the amount of $1,925,000, subject to TSX Venture Exchange approval. Any additional mineral leases acquired within the Mississippi Project area will be offered to Avere Energy at a 20% working interest once Avere Energy has acquired its Earned Interest.

See Note 7 for further information regarding the status of the Mainland Resources Letter Agreement and the Avere Energy Inc. Farm-In Agreement.

NOTE 6.  INCOME TAXES

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At March 31, 2010 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2010, the Company has a net operating loss carry forward of approximately $1,100,000 which will expire between years 2026 and 2029.

NOTE 7. SUBSEQUENT EVENTS

Avere Energy Inc. Farm-In Agreement

Effective on April 20, 2010, we received notice from Avere Energy that Avere is terminating the Amended Letter of Intent.  Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange pursuant to the definitive farm-in agreement. Therefore, in accordance with the notice of termination, we will not be entering into a definitive farm-in agreement with Avere Energy and the non-refundable deposit paid by Avere Energy to us was recognized as ‘Other Income’ in the financial statements for the three months ended March 31, 2010.

Mainland Resources, Inc. Joint Development Project

On approximately April 27, 2010, we failed to fund our 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, we have forfeited our right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. We will continue to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

Private Placements

On April 5, 2010 a private placement closed for 200,000 shares at $0.25 per share or $50,000. The investor also received 100,000 warrants with an exercise price of $0.50 per share with a one year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

American Exploration Corporation was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oilfield service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. After the effective date of March 14, 2007 of our registration statement filed with the Securities and Exchange Commission on March 5, 2007, we commenced trading on the Over-the-Counter Bulletin Board.

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to “American Exploration Corporation”. We currently are a natural resource exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares traded on the Over-the-Counter Bulletin Board changed to “AEXP.OB”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company engaging in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of a 100% working interest and a 75% net revenue interest in certain leases located in Mississippi previously owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these leases.

Merger Agreement

Our Board of Directors has authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of restricted common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. As of the date of the Merger Agreement, there were 59,973,333 shares of our common stock issued and outstanding with the result that 14,993,333 shares of common stock of Mainland Resources are to be issued to our shareholders upon consummation and completion of the Merger Agreement, which shares may be increased based upon an increase in the number of our shares issued and outstanding subsequent to the Merger Agreement. In further accordance with the terms and provisions of the Merger Agreement, and based upon the closing market price of Mainland Resource’s common stock of $1.25 per share as reported on the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders at the date of the Merger Agreement will be valued at $18,741,666. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

The Merger Agreement is subject to various conditions precedent including, but not limited to, the following: (i) approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement; (ii) completion of satisfactory due diligence by both us and Mainland Resources within thirty (30) days of the Execution Date of the business and affairs of each respective company to determine the general and economic feasibility of the merger; (iii) the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law, which shall not exceed 5% of the total issued and outstanding shares of Mainland Resources common stock; (iv) receipt by us and Mainland Resources of a draft fairness opinion (each a “Fairness Opinion”) of its own independent financial advisor to the effect that, as of the Execution Date, the merger is fair from a financial point of view to the shareholders of each respective company (subject to the assumptions, qualifications and limitations relating to such opinion); (v) the acceptance and approval of the Fairness Opinion by our Board of Directors and the board of directors of Mainland Resources, respectively; and (vi) confirmation of the accuracy and material compliance of our representations, warranties and covenants and those representations, warranties and covenants of Mainland Resources.

On May 5, 2010, we issued a press release announcing that we and Mainland Resources have each completed, to our satisfaction, respective due diligence investigation of the other party's business and affairs within the thirty day due diligence period contemplated by the Merger Agreement.  In addition, each party has received a fairness opinion (each, a "Fairness Opinion") of its own independent financial advisor to the effect that, as of the date of the Merger Agreement, the merger is fair from a financial point of view to holders of such party's stockholders (subject to the assumptions, qualifications and limitations relating to such opinion). Each Fairness Opinion sets forth the procedures followed, the assumptions made, qualifications and limitations on the review undertaken, and various other matters, and will be annexed to the joint proxy statement/ prospectus that will be included in a Registration Statement on Form S-4 that Mainland Resources intends to file with the Securities and Exchange Commission to register the securities of Mainland Resources to be issued in exchange for securities of American Exploration. If the merger is completed, Mainland Resources will be the surviving corporation, and will become vested with all of the Company’s assets and property. Each Fairness Opinion will not constitute a recommendation as to how any stockholder should vote on the merger or any matter relevant to the Merger Agreement.

Our Board of Directors has adopted a resolution approving the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the merger to the stockholders of the Company. Furthermore, our Special Committee of the Board of Directors has also adopted a resolution approving the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the merger to our stockholders.

As of the date of this Quarterly Report, we intend to file an S-4 registration statement with the Securities and Exchange Commission and associated proxy material to present the Merger Agreement to our shareholders for approval.

Westrock Option Agreement

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock. Westrock owned all right, title and interest in and to approximately 5,000 net acres in oil and gas leases located in Mississippi (collectively, the ”Leases”). We had an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625 per net acre for a total purchase price of $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry ranging from June through September of 2011. Terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 upon final payment of the remaining balance of $2,018,750.

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

Mainland Resources Letter Agreement

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Operating Area would have been split of a 51%/49% basis between Mainland Resources and us, respectively.

On approximately March 25, 2010, Mainland Resources had issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost or $2,710,000.

On approximately April 27, 2010, we failed to fund our 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, we have forfeited our right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. We will continue to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

Avere Energy Letter of Intent

Effective on April 20, 2010, we received notice from Avere Energy, Inc., a Canadian corporation (“Avere Energy”) that Avere is terminating that certain letter of intent (the “Letter of Intent”), which was previously entered into between us and Avere Energy on January 15, 2010, and as amended on March 1, 2010, regarding the Mississippi project area as described below.

As discussed above, effective September 17, 2009, our Board of Directors authorized the execution of the Letter Agreement with Mainland Resources to jointly develop contiguous acreage located in Mississippi. In accordance with the terms and provisions of the Letter Agreement: (i) we had agreed to commit approximately 5,000 net acres and Mainland Resources had agreed to commit approximately 8,225 net acres to the project area; (ii) Mainland Resources would have been the operator of the Mississippi Project in accordance with a joint operating agreement (the “Mainland-Guggenheim-American Joint Operating Agreement, which was signed on October 12, 2009”); (iii) Mainland Resources had agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total pooled mineral leases; and (iv) we had agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total pooled mineral leases. Simultaneously with execution of the Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which was used by us in our sole discretion.

The execution of a definitive farm-in agreement and closing of the transactions contemplated thereunder were anticipated to close on March 28, 2010, which closing was subject to the following conditions: (i) execution of a definitive farm-in agreement; (ii) completion of a financing by Avere Energy to raise sufficient funds as described above for the farm-in; and (iii) receipt of the approval of the shareholders of Avere Energy and of the TSX Venture Exchange to the farm-in.

Avere Enerry was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we will not be entering into a definitive farm-in agreement with Avere Energy.

RESULTS OF OPERATIONS

STATEMENT OF INCOME AND EXPENSES	Three Month Periods Ended March 31, 2010 and 2009		For the Period from May 11, 2006 (inception) to March 31, 2010

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	206,476	121,358	2,210,239
Depreciation and amortization	842	825	5,727
Total Operating Expenses	207,318	122,183	2,215,966

Net Loss From Operations	(207,318)	(122,183)	(2,215,966)

Other Income (Expense)
Interest expense	3,445	-	(65,097)
Loss on sale of assets	-	-	(1,161)
Other Income	75,000	-	75,000
Total Other Expense	71,555	-	(8,742)

Net Loss	($135,763)	($122,183)	($2,207,224)

BALANCE SHEET DATA
Total Assets	$3,778,434
Total Liabilities	$ 204,009
Total Stockholders’ Equity	$3,574,425

The following discussion should be read in conjunction with our reviewed financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was $135,763 compared to a net loss of $122,183 during the three month period ended March 31, 2009, an increase of $13,580. During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended March 31, 2010, we incurred operating expenses of $207,318 compared to $122,183 incurred during the three month period ended March 31, 2009, an increase of $85,135. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $146,808 (2009: $57,955); (ii) investor relations of $8,410 (2009: $-0-); and (iii) stock option expense of $69,193 (2009: $0).

Operating expenses incurred during three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 increased primarily due to the recording of share-based compensation relating to the prior grant of stock options. Operating expenses also increased due to professional fees and general and administrative expenses associated with the increased scope and scale of our business operations and fees associated with investor relations. We engaged Media Plan AG (“Media Plan”) to provide us with investor relations and promotional services in order to enhance our visibility and marketability of our shares in the marketplace. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $207,318 incurred as operating expenses during the three month period ended March 31, 2010, we incurred and paid management fees of $53,250 to our officers and directors.

Interest expense of $3,445 (2009: $-0-) incurred during the three month period ended March 31, 2010 was recorded. We also recorded $75,000 (2009: $-0-) of other income as a consequence of the termination of the Avere Energy Farm-In Agreement, which represented the non-refundable deposit paid by Avere Energy upon execution of the agreement.

Our net loss during the three month period ended March 31, 2010 was $135,763 or $0.00 per share compared to a net loss of $122,183 or $0.00 per share during the three month period ended March 31, 2009. The weighted average number of shares outstanding was 59,900,000 for the three month period ended March 31, 2010 compared to 137,686,667 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As of March 31, 2010, our current assets were $1,883 and our current liabilities were $204,009, which resulted in a working capital deficit of $202,126. As of March 31, 2010, current assets were comprised of $1,883 in cash. As of March 31, 2010, current liabilities were comprised of: (i) $8,559 in accounts payable and accrued liabilities; (ii) $8,895 in accounts payable– related party; (iii) $98,480 in short term convertible debt – related party; and (iv) $88,075 in short term debt – related party.

As of March 31, 2010, our total assets were $3,778,434 comprised of: (i) $1,883 in current assets; (ii) $5,550 in website cost, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The decrease in total assets during the three month period ended March 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the decrease in cash.

As of March 31, 2010, our total liabilities were $204,009 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended March 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the decrease in accounts payable and accrued liabilities in the amount of $20,468, partially offset by the accrual of interest on the outstanding debt.

Stockholders’ equity increased from $3,565,995 as of December 31, 2009 to $3,574,425 as of March 31, 2010 primarily due to the issuance of shares in certain private placements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was (82,667), consisting primarily of a net loss of $135,763 offset by $842 in depreciation and amortization expense, $60,945 in amortization of debt discount and $69,192 in share-based compensation. Net cash flows used in operating activities was further changed by $3,474 relating to accounts payable  - related parties and (20,422) in accounts payable and accrued liabilities.

For the three month period ended March 31, 2009, net cash flows used in operating activities was ($113,009), consisting primarily of a net loss of $122,291 offset by $875 in depreciation and amortization expense and $1,161 in loss on sale of assets. Net cash flows used in operating activities was further changed by $8,319 relating to accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month period ended March 31, 2010, net cash flows used in investing activities was $-0- compared to net cash flows used in investing activities of (325,000) for the three month period ended March 31, 2009 relating to operating lease.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $75,000 compared to $325,000 for the three month period ended March 31, 2009. Cash flows from financing activities for the three month periods ended March 31, 2010 and March 31, 2009 consisted of $75,000 and $325,000, respectively, in proceeds from sale of common stock.

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

PLAN OF OPERATION AND FUNDING

We fully anticipate that the Merger Agreement will be consummated and the merger transaction effected. Under the terms of the Merger Agreement, our stockholders will receive one share of Mainland common stock for every four shares of our common stock they own.  Mainland Resources will be the surviving corporation. In the event the Merger Agreement is not consummated, we expect that working capital requirements would continue to be funded through a combination of our existing funds and further issuances of securities. In such an event, our working capital requirements would be expected to increase in line with the growth of our business.

A substantial portion of fiscal year ended December 31, 2009 was dedicated to financing and identification of a potential drilling partner and merger candidate. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. As of the date of this Quarterly Report, management fully anticipates that the Merger Agreement will be consummated and the merger transaction effected. In the event the Merger Agreement is not consummated, possible further advances and the sale of securities would be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Merger Agreement is not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

In the event the Merger Agreement is not consummated and if adequate funds were not available or were not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2010 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; and (iii) June 5, 2009 in the amount of $50,000 with one of our previous directors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company.  Due to the Company’s exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

2010 PRIVATE PLACEMENTS

In 2010 we completed two private placement offerings. Effective on February 24, 2010, we completed a certain private placement offering (the “First Private Placement Offering”) with a certain non-United States resident. In accordance with the terms and provisions of the First Private Placement, we issued to certain investors an aggregate of 300,000 units at a per unit price of $0.25 for aggregate proceeds of $75,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

Effective on April 5, 2010, we completed a certain private placement offering (the “Second Private Placement”) with a certain non-United States resident. In accordance with the terms and provisions of the 2010 Private Placement, we issued to certain investors an aggregate of 200,000 units at a per unit price of $0.25 for aggregate proceeds of $50,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

The Units under the First Private Placement Offering and the Second Private Placement Offering were sold to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The First Private Placement Offering and the Second Private Placement Offering have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT
3.1.1	Articles of Incorporation (1)
3.1.2	Articles of Incorporation as amended.
3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)
3.1	Bylaws (1)
10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)
10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)
10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)
10.4	Merger Agreement and Plan of Merger dated March 22, 2010 between American Exploration Corporation and Mainland Resources Inc. (8)
16. 1	Letter from Moore & Associates dated August 11, 2009. (6)
16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5)  Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6)  Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8)  Incorporation by reference from Current Report on Form 8-K filed with the Commission on March 23, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION
Dated: May 24, 2010	By:	/s/ STEVE HARDING
Steve Harding
President/Chief Executive Officer

Dated: May 24, 2010	By:	/s/ BRIAN MANKO
Brian Manko
Chief Financial Officer