Form 10-Q
period 2010-06-30
American Exploration Corp
filed 2010-08-16
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-141060

American Exploration Corporation (Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3 (Address of principal executive offices)
(403) 233-8484 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes☐  No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 16, 2010
Common Stock, $0.001	60,273,333

AMERICAN EXPLORATION CORPORATION

Form 10-Q

i

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,2010	December 31, 2009

ASSETS

Current Assets
Cash and cash equivalents	$53,972	$9,560
Total Current Assets	53,972	9,560

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of amortization	4,708	6,392

Total Assets	$3,829,681	$3,786,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$12,212	$32,500
Accounts payable - related parties	12,408	5,422
Short-term note payable	49,979	-
Short- term notes payable – related parties	83,200	87,809
Convertible notes – related party	100,000	95,227
Total Current Liabilities	257,799	220,958

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized:
60,273,333 and 59,773,333 shares issued and outstanding, respectively	60,273	59,773
Additional paid-in capital	5,840,667	5,577,683
Accumulated deficit during exploration stage	(2,329,058)	(2,071,461)
Total Stockholders’ Equity	3,571,882	3,565,995

Total Liabilities and Stockholders’ Equity	$3,829,681	$3,786,953

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months ended June 30, 2010 and 2009, and for the
Period from Inception (May 11, 2006) to June 30, 2010
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(May 11, 2006)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	to June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	192,340	112,948	398,816	234,304	2,402,579
Amortization	842	833	1,684	1,658	6,569
Total Operating Expenses	193,182	113,781	400,500	235,964	2,409,148

Loss from Operations	(193,182)	(113,781)	(400,500)	(235,964)	(2,409,148)

Other income (expense)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	75,000	-	150,000	-	150,000
Interest expense	(3,652)	-	(7,097)	-	(68,749)
Total other income (expense)	71,348	-	142,903	-	80,090

Net loss	$(121,834)	$(113,781)	$(257,597)	$(235,964)	$(2,329,058)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	60,262,463	54,862,500	60,083,278	54,862,500

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to June 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at inception on May 11, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private Placement - September 30,
at 0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)
Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)
Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private Placement- November 19,
2008 at $0.692/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November 24,
2008 at $0.689/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)
Balance December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private Placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340	-	330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private Placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

Amortization of share-based
compensation	-	-	968,511	-	968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net Loss	-	-	-	(1,896,158)	(1,896,158)

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Exploration	Shareholders
	Shares	Amount	Capital	Stage	Equity

Private Placement – Feb 22, 2010
At $0.25/share	300,000	$300	$74,700	$-	$75,000

Private Placement - April 5, 2010
At $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share based compensation		-	138,484	-	138,484

Net Loss	-	-	-	(257,597)	(257,597)

Balance June 30, 2010	60,273,333	$60,273	$5,840,667	$(2,329,058)	$3,571,882

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2010
(Unaudited)

			Period from
	Six Months	Six Months	Inception
	Ended	Ended	(May 11, 2006)
	June 30, 2010	June 30, 2009	to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss for the period	$(257,597)	$(235,964)	$(2,329,058)
Adjustment to reconcile net loss to cash used by operating activities
Amortization expense	1,684	833	6,569
Amortization of debt discount	-	-	60,945
Share-based compensation	138,484	-	1,106,995
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(20,047)	18,750	12,316
Accounts payable related parties	6,888	-	12,309
Net cash used in operating activities	(130,588)	(216,381)	(1,128,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	125,000	-	2,063,250
Proceeds from note payable	50,000	-	50,000
Proceeds from notes payable – related parties	-	87,092	92,809
Proceeds from issuance of convertible debt – related party	-	-	95,227
Net cash provided by financing activities	175,000	87,092	2,301,286
(Decrease) increase in cash during period	44,412	(129,289)	53,972

Cash, beginning of period	9,560	160,832	-

Cash, end of period	$53,972	$31,543	$53,972

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing transactions:
Common stock issued for oil and gas properties	$-	$-	$2,664,750
Cancellation of loan from director – contributed capital	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

These financial statements should be read in conjunction with the audited financial statements and footnotes that are included as part of the Company’s Form 10-K for the year ended December 31, 2009.

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company has limited operations, is considered an exploration stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. On August 6, 2008, the Company merged with its wholly-owned subsidiary and changed its name to American Exploration Corporation.  Concurrent with the name change, management changed the focus of operations from the provision of consulting engineering services to oil and gas exploration and development.

On August 18, 2008, the Company effected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares.  On April 13, 2009, a 1.5:1 forward stock split took effect.  All share and per share amounts have been adjusted to reflect the retroactive effect of these forward stock splits.

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

Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the three and six months ended June 30, 2010, options and warrants to purchase 2,700,000 and 659,167 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and Federal Deposit Insurance Corporation (FDIC).  Both the FDIC and CDIC had insured limits of up to $250,000 per depositor as of June 30, 2010.

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

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves.  The estimated present value of proved reserves is based upon future net revenues (after consideration of current economic and operating conditions at the end of the period) discounted at a 10 percent interest rate, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

As of June 30, 2010 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to June 30, 2010 of $2,329,058. The Company intends to fund initial operations through equity financing arrangements and current efforts are further described in Note 6.

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

Mainland Resources, Inc. Merger Agreement

On March 22, 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The share exchange ratio is subject to adjustment.  The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. If the merger is completed, Mainland Resources will be the surviving corporation, and will acquire all of the Company’s assets and property.

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

On April 5, 2010 a private placement closed for 200,000 shares at $0.25 per share or $50,000. The investor also received 100,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $17,403.

Stock Options

In September 2009, the Company adopted the 2009 Stock Option Plan (“2009 Plan”).  The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

No options were issued during the six months ended June 30, 2010.

A summary of stock option activity and related information for the six month period ended June 30, 2010 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,700,000	$0.80	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	2,700,000	$0.80	$-
Exercisable at June 30, 2010	998,214	$0.80	$-

Outstanding options had an aggregate fair value of $2,559,954, or $0.95 per share, at the date of grant, which was calculated in accordance with the Black-Sholes valuation model. The Company recognized stock based compensation expense of $138,484 related to these options during the six months ended June 30, 2010.  As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $1,453,057.  The unrecognized stock based compensation is expected to be ratably amortized to expensed over a period of 5.25 years. The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2010 is approximately 9.25 years.  Options exercisable at June 30, 2010 totaled 998,214.  All options outstanding had no intrinsic value at June 30, 2010.

Warrants

A summary of warrant activity and related information for the six months ended June 30, 2010 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	652,916	$1.01	$-
Granted	250,000	0.50	-
Exercised	-	-	-
Forfeited or expired	(243,750)	1.33	-
Outstanding and exercisable at June 30, 2010	659,166	$0.69	-

As of June 30, 2010, the Company had 659,166 warrants outstanding with a remaining weighted average contractual life of approximately 5 months.  The weighted average exercise price for all remaining outstanding warrants was $0.69 per share.  Outstanding warrants had an aggregate fair market value of $394,659 at the date of grant, which was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.5%, (b) expected volatility of 192.35% (c) expected life of 1 year, and (d) zero expected future dividends.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 4. RELATED PARTY TRANSACTIONS

During the second quarter of 2009, a director of the Company and a related third party loaned approximately $88,000 to cover operating expenses of the Company.  Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.  All of these loans are unsecured and, as of June 30, 2010, the Company had not received a demand from any of the lenders for payment on this short term notes payable.  No interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD $95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  Management assessed the convertible note pursuant to ASC 470 - Debt and determined that the convertible note had a beneficial conversion feature that resulted in a debt discount of $60,945.  The terms of convertible note allow for the holder to convert principal and interest at any time into common shares.  Therefore, pursuant to ASC 470, the Company immediately expensed as interest expense the debt discount of $60,945 related to the convertible note.  The convertible note was not redeemed at the maturity date, is currently in default and is still accruing interest.

NOTE 5.  NOTES PAYABLE

In June 2010, the Company borrowed $50,000 pursuant to a note payable agreement with an unrelated third party.  The note bears interest at 5% per annum, is unsecured and matures on June 2, 2011.   Interest together with principal is due at the maturity date.

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

On March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet, or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost or $2,710,000.

On April 27, 2010, we failed to fund our 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, we have forfeited our right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. We will continue to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi.

Avere Energy  Inc. Farm-In Agreement

Effective on January 15, 2010, we executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding our Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy was to enter into a definitive farm-in agreement with us whereby Avere would farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which is 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which is 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit.

Effective on April 20, 2010, we received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we will not be entering into a definitive farm-in agreement with Avere Energy. A negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010, which has been recorded as other income in the accompanying income statement.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At June 30, 2010 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2010, the Company has a net operating loss carry forward of approximately     $1.2 million, which will expire between years 2026 and 2029.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no other material subsequent events to report.

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

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to “American Exploration Corporation.” We currently are a natural resource exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares traded on the Over-the-Counter Bulletin Board changed to “AEXP.OB”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company engaging in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of mineral leases located in Mississippi previously owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these leases.

Merger Agreement

Our Board of Directors has authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. As of the date of the Merger Agreement, there were 59,973,333 shares of our common stock issued and outstanding with the result that 14,993,333 shares of common stock of Mainland Resources are to be issued to our shareholders upon consummation and completion of the Merger Agreement, which shares may be increased based upon an increase in the number of our shares issued and outstanding subsequent to the Merger Agreement. In further accordance with the terms and provisions of the Merger Agreement, and based upon the closing market price of Mainland Resource’s common stock of $1.25 per share as reported on the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders at the date of the Merger Agreement will be valued at $18,741,666. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

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

On approximately July 19, 2010, the Burkley-Phillips #1 well commenced drilling on the Buena Vista prospect in Mississippi.

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

Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we will not be entering into a definitive farm-in agreement with Avere Energy. A negotiated break fee of $75,000 was paid to us by Avere on June 9, 2010.

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Six Month Periods Ended June 30, 2010 and 2009		For the Period from May 11, 2006 (inception) to June 30, 2010

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	398,816	234,304	2,402,579
Amortization	1,684	1,658	6,569
Total Operating Expenses	400,500	235,964	2,409,148

Net Loss From Operations	(400,500)	(235,964)	(2,409,148)

Other Income (Expense)
Loss on sale of assets	-	-	(1,161)
Interest expense	(7,097)	-	(68,749)
Other Income	150,000	-	150,000
Total Other Expense	142,903	-	80,090

Net Loss	$(257,597)	$(235,964)	$(2,329,058)

BALANCE SHEET DATA
Total Assets	$3,829,681
Total Liabilities	$257,799
Total Stockholders’ Equity	$3,571,882

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009.

Our net loss for the six month period ended June 30, 2010 was $257,597 compared to a net loss of $235,964 during the six month period ended June 30, 2009, an increase of $21,633. During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue.

During the six month period ended June 30, 2010, we incurred operating expenses of $400,500 compared to $235,964 incurred during the six month period ended June 30, 2009, an increase of $164,536. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $176,210 (2009: $103,520); (ii) investor relations of $8,410 (2009: $-0-); and (iii) stock option expense of $138,484 (2009: $0).  Increases in professional fees were largely associated with expenses incurred towards our pending merger with Mainland Resources.

Operating expenses incurred during six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 increased primarily due to the amortization of share-based compensation relating to past grants of stock options. Operating expenses also increased due to professional fees and general and administrative expenses associated with the increased scope and scale of our business operations and fees associated with investor relations. We engaged Media Plan AG (“Media Plan”) to provide us with investor relations and promotional services in order to enhance our visibility and marketability of our shares in the marketplace. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Of the $400,500 incurred as operating expenses during the six month period ended June 30, 2010, we incurred and paid management fees of $106,500 to our officers and directors.

Interest expense of $7,097 (2009: $-0-) incurred during the six month period ended June 30, 2010 was recorded. We also recorded $150,000 (2009: $-0-) of other income as a consequence of the engagement and subsequent termination of the Avere Energy Farm-In Agreement. A non-refundable deposit of $75,000 was paid to us by Avere Energy upon execution of the agreement as well as a break fee of $75,000 after Avere Energy cancelled the agreement..

Our net loss during the six month period ended June 30, 2010 was $257,597 or $0.00 per share compared to a net loss of $235,964 or $0.00 per share during the six month period ended June 30, 2009. The weighted average number of shares outstanding was 60,083,278  for the six month period ended June 30, 2010 compared to 54,862,500 for the six month period ended June 30, 2009.

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009.

Our net loss for the three month period ended June 30, 2010 was $121,834 compared to a net loss of $113,781 during the three month period ended June 30, 2009, an increase of $8,053. During the three month periods ended June 30, 2010 and 2009, we did not generate any revenue.

During the three month period ended June 30, 2010, we incurred operating expenses of $193,182 compared to $113,781 incurred during the three month period ended June 30, 2009, an increase of $79,401. The increase in operating expenses was primarily attributable to the following items: (i) professional fees of $91,705 (2009: $45,564); (ii) investor relations of $0(2009: $-0-); and (iii) stock option expense of $62,594 (2009: $0).

Operating expenses incurred during three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 increased primarily due to the amortization of share-based compensation relating to past grants of stock options.

Interest expense of $3,652 (2009: $-0-) incurred during the three month period ended June 30, 2010 was recorded. We also recorded $75,000 (2009: $-0-) of other income as a consequence of the termination of the Avere Energy Farm-In Agreement, which represented a break fee paid by Avere Energy upon cancellation of the agreement.

Our net loss during the three month period ended June 30, 2010 was $121,834 or $0.00 per share compared to a net loss of $113,781 or $0.00 per share during the three month period ended June 30, 2009. The weighted average number of shares outstanding was 60,262,463for the three month period ended June 30, 2010 compared to 54,862,500 for the three month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As of June 30, 2010, our current assets were $53,972 and our current liabilities were $257,799, which resulted in a working capital deficit of $203,827. As of June 30, 2010, current assets were comprised of $53,972 in cash. As of June 30, 2010, current liabilities were comprised of: (i) $12,212 in accounts payable and accrued liabilities; (ii) $12,408 in accounts payable– related party; (iii) $49,979 in short-term notes payable; (iv) $83,200 in short term notes payable – related party; and (v) $100,000 in convertible notes payable – related party.

As of June 30, 2010, our total assets were $3,829,681 comprised of: (i) $53,972 in current assets; (ii) $4,708 in website cost, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The increase in total assets during the six month period ended June 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in cash.

As of June 30, 2010, our total liabilities were $257,799 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in short term notes payable.

Stockholders’ equity increased from $3,565,995 as of December 31, 2009 to $3,571,882 as of June 30, 2010 primarily due to the issuance of shares in certain private placements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used in operating activities was $130,588, consisting primarily of a net loss of $257,597, partially offset by $1,684 in non-cash depreciation and amortization  expense, $138,484 in non-cash share-based compensation expense, and negative changes in working capital items of $13,061.

Cash Flows from Investing Activities

For the six month period ended June 30, 2010 and 2009, net cash flows used in investing activities was $-0- .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $175,000 compared to $87,092 for the six month period ended June 30, 2009. Cash flows from financing activities for the six month periods ended June 30, 2010 consisted of $125,000 of proceeds from sale of common stock and $50,000 related to borrowings under a note payable.

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

A substantial portion of fiscal year ended December 31, 2009 was dedicated to financing and identification of a potential drilling partner and merger candidate. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. As of the date of this Quarterly Report, management fully anticipates that the Merger Agreement will be consummated and the merger transaction effected. In the event the Merger Agreement is not consummated, possible further advances from related parties and the sale of securities would be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Merger Agreement is not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

In the event the Merger Agreement is not consummated and if adequate funds were not available or were not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2010 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; and (iii) June 5, 2009 in the amount of $50,000 with one of our previous directors; June 2, 2010 in the amount of $50,000 with an unrelated third party.

Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $95,227 (the “Debenture”) with DMS Ltd. (“DMS”).  In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note is in default.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

2010 PRIVATE PLACEMENTS

In 2010 we completed two private placement offerings. Effective on February 24, 2010, we completed a certain private placement offering (the “First Private Placement Offering”) with a certain non-United States resident. In accordance with the terms and provisions of the First Private Placement, we issued to certain investors an aggregate of 300,000 units at a per unit price of $0.25 for aggregate proceeds of $75,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant or 150,000 Warrants. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

Effective on April 5, 2010, we completed a certain private placement offering (the “Second Private Placement”) with a certain non-United States resident. In accordance with the terms and provisions of the 2010 Private Placement, we issued to certain investors an aggregate of 200,000 units at a per unit price of $0.25 for aggregate proceeds of $50,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant or 100,000 Warrants. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

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
_____________________________________
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

AMERICAN EXPLORATION CORPORATION

Dated: August 16, 2010	By:	/s/ STEVE HARDING
Steve Harding, President/Chief Executive Officer

Dated: August 16, 2010	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer