Form 10-Q
period 2010-09-30
American Exploration Corp
filed 2010-11-09
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-141060

American Exploration Corporation
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 – 520 5th Avenue SW, Calgary, Alberta T2P 3R7 (Address of principal executive offices)
407 2nd Street SW, Calgary, Alberta, Canada T2P 2Y3 (Prior Address if Changed Since Last Filing

(403) 233-8484 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐  No ☐

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

Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 8, 2010
Common Stock, $0.001	60,273,333

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

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$5,764	$9,560
Total Current Assets	5,764	9,560

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of amortization	3,866	6,392

Total Assets	$3,780,631	$3,786,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$21,440	$32,500
Accounts payable – related parties	15,490	5,422
Short-term note payable	49,979	-
Short-term notes payable – related parties	88,200	87,809
Convertible notes – related party	100,000	95,227
Total Current Liabilities	275,109	220,958

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 and 59,773,333 shares issued and outstanding, respectively	60,273	59,773
Additional paid-in capital	5,909,762	5,577,683
Accumulated deficit during exploration stage	(2,464,513)	(2,071,461)
Total Stockholders’ Equity	3,505,522	3,565,995

Total Liabilities and Stockholders’ Equity	$3,780,631	$3,786,953

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 2010 and 2009, and for the
Period from Inception (May 11, 2006) to September 30, 2010
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(May 11, 2006)
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	to September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	155,514	1,423,284	554,330	1,652,791	2,558,093
Amortization	842	833	2,526	2,493	7,411
Total Operating Expenses	156,356	1,424,117	556,856	1,655,284	2,565,504

Loss from Operations	(156,356)	(1,424,284)	(556,856)	(1,655,284)	(2,565,504)

Other income (expense)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	23,800	-	173,800	-	173,800
Interest expense	(2,899)	(2,191)	(9,996)	(2,191)	(71,648)
Total other income (expense)	20,901	(2,191)	163,804	(2,191)	100,991

Net loss	$(135,455)	$(1,426,308)	$(393,052)	$(1,657,475)	$(2,464,513)

Net loss per common share – basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.02)

Weighted average shares - basic and diluted	60,273,333	56,705,707	60,147,326	82,803,114

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to September 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at inception on May 11, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
of common stock to directors on
May 11,2006 $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private Placement - September 30,
at 0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)
Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)
Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private Placement- November 19,
2008 at $0.692/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November 24,
2008 at $0.689/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)
Balance December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private Placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340		330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private Placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

Amortization of share-based compensation	-	-	968,511	-	968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net Loss	-	-	-	(1,896,158)	(1,896,158)
Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

Private Placement – Feb 22, 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private Placement – April 5, 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	207,579	-	207,579

Net Loss	-	-	-	(393,052)	(393,052)
Balance September 30, 2010	60,273,333	$60,273	$5,909,762	$(2,464,513)	$3,505,522

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2010 and 2009, and for the
Period from Inception (May 11, 2006) to September 30, 2010
(Unaudited)

			Period from
	Nine Months	Nine Months	Inception
	Ended	Ended	(May 11, 2006)
	September 30, 2010	September 30, 2009	to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(393,052)	$(1,657,475)	$(2,464,513)
Adjustments to reconcile net loss to cash used by operating activities
Amortization expense	2,526	2,493	7,411
Amortization of debt discount	-	-	60,945
Share-based compensation	207,579	853,318	1,176,090
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,918)	111,998	26,445
Accounts payable - related parties	10,069	-	15,490
Net cash used in operating activities	(178,796)	(689,666)	(1,176,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	(325,001)	(1,108,551)
Net cash used in investing activities	-	(325,001)	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	125,000	780,000	2,063,250
Proceeds from note payable	50,000	-	50,000
Proceeds from notes payable – related parties	-	87,548	92,809
Proceeds from issuance of convertible debt – related party	-	-	95,227
Net cash provided by financing activities	175,000	867,548	2,301,286

(Decrease) increase in cash during period	(3,796)	(147,119)	5,764

Cash, beginning of period	9,560	160,832	-

Cash, end of period	$5,764	$13,713	$5,764

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing transactions:
Common stock issued for oil and gas properties	$-	$-	$2,664,750
Cancellation of loan from director – contributed capital	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

On August 18, 2008, the Company affected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares.  On April 13, 2009, a 1.5 for 1 forward stock split took effect.  All share and per share amounts have been retroactively adjusted to reflect the effect of these forward stock splits.

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

Earnings per Share

Basic earnings per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock method and convertible instruments using the “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the three and nine months ended September 30, 2010, options and warrants to purchase 2,700,000 and 250,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and Federal Deposit Insurance Corporation (FDIC).  Both the FDIC and CDIC had insured limits of up to $250,000 per depositor as of September 30, 2010.

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

As of September 30, 2010 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to September 30, 2010 of $2,464,513. The Company intends to fund initial operations through equity financing arrangements and current efforts are further described in Note 6.

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

Mainland Resources, Inc. Merger Agreement

Earlier this year our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The share exchange ratio is subject to adjustment.  The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. The Merger Agreement is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before September 30, 2010 or such later date as may be mutually agreed upon (the “Termination Date”). Effective on September 7, 2010, we entered into an amending agreement (the “Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the Amending Agreement, the Termination Date has been extended to December 31, 2010.
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

In February 2009, the Company completed two private placements for 487,500 shares for a total of $325,000, or $0.67 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 243,750 warrants with a fair value on the date of grant of $48,716.  Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the Company’s stock at an exercise price of $1.33 per share.  These warrants expired without exercise during 2010.

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

On August 17, 2009, a private placement closed for 400,000 shares at $0.50 per share or $200,000.  On August 31, 2009, a private placement closed, for 260,000 shares at $0.50 per share or $130,000.  On September 21, 2009, a private placement closed for 133,333 shares at $0.75 per share, or $100,000.  On September 25, 2009, a private placement closed for 25,000 shares at $1.00 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761.  The warrants had exercise prices ranging from $0.50 to $1.50 and expired without exercise during 2010.

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

No options were issued during the nine months ended September 30, 2010.

A summary of stock option activity and related information for the nine month period ended September 30, 2010 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,700,000	$0.80	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	2,700,000	$0.80	$-
Exercisable at September 30, 2010	1,240,430	$0.80	$-

Outstanding options had an aggregate fair value of $2,559,954, or $0.95 per share, at the date of grant, which was calculated in accordance with the Black-Sholes valuation model. The Company recognized stock based compensation expense of $207,759 related to these options during the nine months ended September 30, 2010.  As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $1,383,864.  The unrecognized stock-based compensation is expected to be ratably amortized to expense over a period of 5 years. The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2010 is approximately 9 years.  Options outstanding had no intrinsic value at September 30, 2010.

Warrants

A summary of warrant activity and related information for the nine months ended September 30, 2010 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2010	652,916	$1.01	$-
Granted	250,000	0.50	-
Exercised		-	-
Forfeited or expired	(652,916)	$1.01	$-
Outstanding and exercisable at September 30, 2010	250,000	$0.50	$-

As of September 30, 2010, the Company had 250,000 warrants outstanding with a remaining weighted average contractual life of approximately 5.4 months.  The weighted average exercise price for all remaining outstanding warrants was $0.50 per share.  Outstanding warrants had an aggregate fair market value of $37,898 at the date of grant, which was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.5%, (b) expected volatility of 192.35% (c) expected life of 1 year, and (d) zero expected future dividends.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

On July 16th, 2010 our Board of Directors, pursuant to unanimous written consent, authorized the filing of a Statement of Change with the Nevada Secretary of State increasing our authorized capital to 2,100,000,000 shares of common stock.

NOTE 4. RELATED PARTY TRANSACTIONS

During the second quarter of 2009, directors of the Company loaned approximately $88,000 to cover operating expenses of the Company.  Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.  All of these loans are unsecured and, as of September 30, 2010, the Company had not received a demand from any of the lenders for payment on this short term notes payable.  No interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD $95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  Management assessed the convertible note pursuant to ASC 470 - Debt and determined that the convertible note had a beneficial conversion feature that resulted in a debt discount of $60,945.  The terms of convertible note allow for the holder to convert principal and interest at any time into common shares.  Therefore, pursuant to ASC 470, the Company immediately expensed as interest expense the debt discount of $60,945 related to the convertible note.  The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

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

On August 19, 2009, the Company entered into a final amendment to the Option Agreement whereby the Company (i) agreed to issue 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement, and (ii) agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010 an agreement was signed between Westrock and American which extends the deadline for drilling and completing a well in the Haynesville Formation one year, to December 31, 2011.

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

On March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet, or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost, or $2,710,000.

On April 27, 2010, we failed to fund our 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, we forfeited our right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. We will continue to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. As of October 26, 2010 the well continues to be successfully drilled towards the targeted depth.

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

Effective on April 20, 2010, we received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we did not enter into a definitive farm-in agreement with Avere Energy. A negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010, which has been recorded as other income in the accompanying income statement.

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At September 30, 2010 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2010, the Company has a net operating loss carry forward of approximately $1.7 million, which will expire between years 2026 and 2029.

NOTE 8. SUBSEQUENT EVENTS

In September 2010, the Company executed a promissory note to borrow $60,000 from Mainland Resources. The note bears interest at 12% per annum, is unsecured and matures on December 31, 2010.  The note was funded in October of 2010 and was recorded as a liability at that time.

American Exploration acquired 5,000 acres of mineral leases in Jefferson County Mississippi that was concluded on August 19, 2009. Within this agreement, American Exploration agreed to drill and complete at least one well on the property before December 31, 2010 that would evaluate the Haynesville geological zone. On November 2, 2010 an agreement was signed between Westrock and American which extends the deadline for drilling and completing a well in the Haynesville Formation one year to December 31, 2011.

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

CURRENT BUSINESS OPERATIONS

We are an exploration stage company engaged in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of mineral leases located in Mississippi previously owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We identified a prospect with an over-thickened Haynesville Shale gas reservoir situated below the properties covered by these leases.

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

Effective on September 7, 2010, we entered into an amending agreement (the “Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. The Merger Agreement is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before September 30, 2010 or such later date as may be mutually agreed upon (the “Termination Date”). In accordance with the terms and provisions of the Amending Agreement, the Termination Date has been extended to December 31, 2010

As of the date of this Quarterly Report, we intend to file an S-4 registration statement with the Securities and Exchange Commission and associated proxy material to present the Merger Agreement to our shareholders for approval.

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

During fiscal year ended December 31, 2009, two separate evaluations were undertaken to review the land title status of the Leases. Both evaluations concluded that all was satisfactory and title could be cleanly transferred to us from Westrock. Therefore, effective on August 17, 2009, we entered into a further amendment to the Option Agreement (the “Third Amended Option Agreement”) with Westrock. Pursuant to the Third Amended Option Agreement: (i) we agreed to issue an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 (the “Purchase Price”); and (ii) we agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010.  On November 2, 2010 an agreement was signed between Westrock and American which extends the deadline for drilling and completing a well in the Haynesville Formation for one year, to December 31, 2011.

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

Management believes that over-thickened Haynesville Shale units can be isolated which are rich in organic carbon, possess superior rock properties and are gas-charged. A deep well drilled to a depth of 22,000 feet on the leases in 1981 confirmed the presence of highly over-pressured natural gas within an exceptionally thick Haynesville shale section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Haynesville shale.

Extensive geo-technical work has been completed on data from the old well and geophysical data from the area encouraged the drilling of a new well. Two independent geophysical assessments of the property were completed and a gas in place assessment was completed by a leading petrophysical group who has experience with the Haynesville Formation. The results of these extensive studies suggested that the leases of interest contain significant hydrocarbons. In that the Haynesville is so thick in this locale, vertical wells may be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores. Drilling costs were estimated by an engineering company experienced in the project area, to a depth of 22,000 ft. Based on observed production rates within the Haynesville Formation of NW Louisiana and other Bossier Formation wells in East Texas, the highly over-pressured Haynesville observed within the leases of interest may produce at very high rates. Economic analyses conducted suggest that rates in excess of 8mmcf/day will generally be economic, if gas prices are stable in excess of $4/mcf. As of October 25th, 2010, contract natural gas prices were $3.30/mcf.

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The new well is being drilled approximately 1,000 ft. away from the original well drilled on the property in 1981 and also has a planned total depth of 22,000 ft. The Haynesville is the primary target, although other secondary targets may be encountered. As of October 26th, 2010 the well continues to successfully drill towards the targeted depth.

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

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Nine Month Periods Ended September 30,		For the Period from May 11, 2006 (inception) to September 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	554,330	1,652,791	2,558,093
Amortization	2,526	2,493	7,411
Total Operating Expenses	556,856	1,655,284	2,565,504

Net Loss From Operations	(556,856)	(1,655,284)	(2,565,504)

Other Income (Expense)
Loss on sale of assets	-	-	(1,161)
Interest expense	(9,996)	(2,191)	(71,648)
Other Income	173,800	-	173,800
Total Other Expense	163,804	(2,191)	100,991

Net Loss	$(393,052)	$(1,657,475)	$(2,464,513)

BALANCE SHEET DATA
Total Assets	$3,780,631
Total Liabilities	$275,109
Total Stockholders’ Equity	$3,505,522

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

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009.

Our net loss for the nine month period ended September 30, 2010 was $393,052 compared to a net loss of $1,657,475 during the nine month period ended September 30, 2009, a decrease of $1,264,423. We generated no revenue for the nine month period ended September 30, 2010 or 2009, respectively.

During the nine month period ended September 30, 2010, we incurred operating expenses of $556,856 compared to $1,655,284  incurred during the nine month period ended September 30, 2009, a decrease of of $1,098,428. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $449,924 (2009: $1,001,788); (ii) investor relations of $-0- (2009: $322,500); and (iii) stock option expense of $207,597 (2009: $853,318).

Operating expenses in 2010 decreased primarily due to the lack of the one-time charge of share-based compensation relating to past grants of stock options incurred during the nine months ended September 30, 2009. Operating expenses were higher in 2009 due to professional fees and general and administrative expenses associated with investor relations at that time. In 2009 we engaged Media Plan AG (“Media Plan”) to provide us with investor relations and promotional services in order to enhance our visibility and marketability of our shares in the marketplace. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Of the $556,856 incurred as operating expenses during the nine month period ended September 30, 2010, we incurred and paid management fees of $159,750 to our officers and directors.

Interest expense of $9,996 (2009: $2,191) incurred during the nine month period ended September 30, 2010 was recorded. We also recorded $173,800 (2009: $-0-) of other income consisting of (1) a non-refundable deposit of $75,000, as well as a break fee of $75,000, paid to us after Avere Energy cancelled their Farm-In Agreement, and (2) $23,800 associated with a one-time technical services consulting agreement related to the Buena Vista well.

Our net loss during the nine month period ended September 30, 2010 was $393,052 or $0.01 per share, compared to a net loss of $1,657,475 or $0.02 per share during the nine month period ended September 30, 2009. The weighted average number of shares outstanding was 60,147,326 for the nine month period ended September 30, 2010, compared to 82,803,114 for the nine month period ended September 30, 2009.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was $135,455 compared to a net loss of $1,426,308 during the three month period ended September 30, 2009, a decrease of $1,290,853. We generated no revenue for the three month period ended September 30, 2010 or 2009, respectively.

During the three month period ended September 30, 2010 , we generated revenue of $23,800 for technical services towards the Buena Vista well compared to revenue of $-0- during the three month period ended September 30, 2009.

During the three month period ended September 30, 2010, we incurred operating expenses of $156,356 compared to $1,424,117 incurred during the three month period ended September 30, 2009, a decrease of $1,267,761. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $148,271 (2009: $898,268); (ii) investor relations of $0 (2009: $322,500); and (iii) stock option expense of $69,193 (2009: $853,268).

During the three month period ended September 30, 2010 , we recorded Other income of $23,800 associated with a one-time technical services consulting agreement related to the Buena Vista well, compared to $-0- during the three month period ended September 30, 2009.  Interest expense of $2,899 (2009: $2,191) incurred during the three month period ended September 30, 2010 was recorded.

Our net loss during the three month period ended September 30, 2010 was $135,455 or $0.00 per share compared to a net loss of $1,426,308 or $0.03 per share during the three month period ended September 30, 2009. The weighted average number of shares outstanding was 60,273,333 for the three month period ended September 30, 2010 compared to 56,705,707 for the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As of September 30, 2010, our current assets were $5,764 and our current liabilities were $275,109, which resulted in a working capital deficit of $269,345. As of September 30, 2010, current assets were comprised of $5,764 in cash. As of September 30, 2010, current liabilities were comprised of: (i) $21,440 in accounts payable and accrued liabilities; (ii) $15,490 in accounts payable– related parties; (iii) $49,979 in short-term notes payable; (iv) $88,200 in short term notes payable – related parties; and (v) $100,000 in convertible notes payable – related party.

As of September 30, 2010, our total assets were $3,780,631 comprised of: (i) $5,764 in current assets; (ii) $3,866 in website cost, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The slight decrease in total assets during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the decrease in cash.

As of September 30, 2010, our total liabilities were $275,109 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in short-term notes payable.

Stockholders’ equity decreased from $3,565,995 as of December 31, 2009 to $3,505,522 as of September 30, 2010 primarily due to losses incurred from operations during the period, partially offset by the issuance of shares in certain private placements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was $178,796 compared to $689,666 used during the nine month period ended September 30, 2009. Net cash flows used in operating activities consisted primarily of a net loss of $393,052 (2009: $1,657,475), which was partially offset by $2,526 (2009: $2,493) in amortization  expense and $207,579 (2009: $853,318) in stock-based compensation. Net cash flows used in operating activities was further changed by ($5,918) (2009: $111,998) in accounts payable and accrued liabilities and $10,069 (2009: $-0-) in accounts payable – related parties.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2010, net cash flows used in investing activities was $-0- compared to net cash flows used in investing activities of $325,001 in acquisition of unproved oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $175,000 compared to $867,548 for the nine month period ended September 30, 2009. Cash flows from financing activities for the nine month period ended September 30, 2010 consisted of $125,000 of proceeds from sale of common stock and $50,000 related to borrowings under a note payable. Cash flows from financing activities for the nine month period ended September 30, 2009 consisted of $780,000 in proceeds from issuance of common stock and $87,548 in proceeds from notes payable – related parties.

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

Effective on September 30, 2010, we entered into a promissory note in the principal amount of $60,000 (the “Note”) with Mainland Resources. The Note evidences monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement, as amended. The Note matures December 31, 2010, bears interest at the rate of 12% per annum and is unsecured.  As funds were received in October 2010, this transaction has been considered a subsequent event for accounting purposes.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended (1)

3.1.3	Certificate of Change of American Exploration Corporation filed with the Nevada Secretary of State (9)

3.1.4	Certificate of Change of American Exploration filed with the Nevada Secretary of State (9)

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corporation (2)

3.2	Bylaws (1)

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March 22, 2010 between American Exploration Corporation and Mainland Resources Inc. (8)

10.5	Amending Agreement to Merger Agreement and Plan of Merger dated September 2, 2010 between American Exploration Corporation and Mainland Resources Inc. (10)

16. 1	Letter from Moore & Associates dated August 11, 2009. (6)

16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(5)  Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6)  Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8)  Incorporation by reference from Current Report on Form 8-K filed with the Commission on March 23, 2010.

(9)  Incorporation by reference from Current Report on Form 8-K filed with the Commission on October 14, 2010.

(10) Incorporation by reference from Current Report on Form 8-K filed with the Commission on October 19, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: November 9, 2010	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: November 9, 2010	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer