Form 10-K
period 2010-12-31
American Exploration Corp
filed 2011-04-05
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-141060

AMERICAN EXPLORATION CORPORATION
(Name of small business issuer in its charter)

NEVADA	90-0335743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 5th AVENUE SW, SUITE 2600
CALGARY, ALBERTA
CANADA T2P 3R7
(Address of principal executive offices)

(403) 233-8484
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2010 is $5,424,599.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of April 5, 2011 Common Stock, $0.001 60,273,333 shares

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AMERICAN EXPLORATION CORPORATION

FORM 10-K

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

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to "American Exploration Corporation". We are an exploration stage, natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares that trade on the Over-the-Counter Bulletin Board changed to "AEXP.OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "American Exploration," refers to American Exploration Corporation.

RECENT DEVELOPMENTS

Certificates of Change

On August 18, 2008, we effected a 14:1 forward stock split (the “2008 Forward Split”) in accordance with documentation filed with NASDAQ.  The total issued and outstanding 6,475,000 shares of our common stock prior to the 2008 Forward Stock Split were increased to 90,650,000 shares of common stock after givng effect to the 2008 Forward Stock Split.

The 2008 Forward Stock Split was not properly documented under Nevada law by the filing of a certificate of change pursuant to NRS 78.209 (the “First Certificate of Change”) indicating an increase in the issued and outstanding shares and a corresponding increase in our authorized common stock. Therefore, our Board of Directors, pursuant to unanimous written consent, authorized the filing of a First Certificate of Change with the Nevada Secretary of State increasing our authorized capital to 1,400,000,000 shares of common stock.

Further, on March 26, 2009, we effected a 1.5:1 forward stock split (the “2009 Forward Split”) in accordance with documentation filed with FINRA.  The total issued and outstanding 36,575,000 shares of our common stock prior to the 2009 Forward Stock Split were increased to 54,862,500 shares of common stock after givng effect to the 2009 Forward Stock Split.

The 2009 Forward Stock Split was not properly documented under Nevada law by the filing of a certificate of change pursuant to NRS 78.209 (the “Second Certificate of Change”) indicating an increase in the issued and outstanding shares and a corresponding increase in our authorized common stock. Therefore, our Board of Directors, pursuant to unanimous written consent, authorized the filing of a Second Certificate of Change with the Nevada Secretary of State increasing our authorized capital to 2,100,000,000 shares of common stock.

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024.

BUSINESS OPERATIONS

We are an exploration stage company engaged in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of mineral leases located in Mississippi previously owned by Westrock Land Corp, a private Texas corporation ("Westrock"). We identified a prospect with an over-thickened Bossier/Haynesville Shale gas reservoir situated below the properties covered by these leases.

Merger Agreement

Our Board of Directors has authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated upon the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. As of the date of the Merger Agreement, there were 60,273,333 shares of our common stock issued and outstanding with the result that 15,068,333 shares of common stock of Mainland Resources are to be issued to our shareholders upon consummation and completion of the Merger Agreement, which shares may be increased based upon an increase in the number of our shares issued and outstanding subsequent to the Merger Agreement. In further accordance with the terms and provisions of the Merger Agreement, and based upon the closing market price of Mainland Resource’s common stock of $1.25 per share as reported on the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders at the date of the Merger Agreement will be valued at $18,741,666. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

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

On May 5, 2010, we issued a press release announcing that we and Mainland Resources have each completed, to our satisfaction, respective due diligence investigations of the other party's business and affairs within the thirty day due diligence period contemplated by the Merger Agreement.  In addition, each party has received a fairness opinion (each, a "Fairness Opinion") of its own independent financial advisor to the effect that, as of the date of the Merger Agreement, the merger is fair from a financial point of view to holders of such party's shares (subject to the assumptions, qualifications and limitations relating to such opinion). Each Fairness Opinion sets forth the procedures followed, the assumptions made, qualifications and limitations on the review undertaken, and various other matters, and will be annexed to the joint proxy statement/ prospectus that will be included in a Registration Statement on Form S-4 that Mainland Resources will file with the Securities and Exchange Commission to register the securities of Mainland Resources to be issued in exchange for securities of American Exploration. If the merger is completed, Mainland Resources will be the surviving corporation, and will become vested with all of the Company’s assets and property. Each Fairness Opinion will not constitute a recommendation as to how any stockholder should vote on the merger or any matter relevant to the Merger Agreement.

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

Amending Agreements

Effective July 28, 2010, we entered into that certain letter agreement dated July 28, 2010 (the “Letter Agreement”) with Mainland Resources in regards to the Merger Agreement. The Merger Agreement is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before September 30, 2010 or such later date as may be mutually agreed upon (the “Termination Date”). In accordance with the terms and provisions of the Letter Agreement, the Termination Date was extended to September 30, 2010.

Effective on September 7, 2010, we entered into an amending agreement (the “September 2010 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the September 2010 Amending Agreement, the Termination Date was extended to December 31, 2010.

Effective on December 23, 2010, we entered into an amending agreement (the “December 2010 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the December 2010 Amending Agreement, the Termination Date was extended to March 31, 2011.

Effective on March 14, 2011, we entered into an amending agreement (the “March 2011 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement.  In accordance with the terms and provisions of the March 2011 Amending Agreement, the Termination Date was extended to May 31, 2011.

As of the date of this Annual Report, we have filed, jointly with Mainland Resources, an S-4 registration statement with the Securities and Exchange Commission and plan to distribute the associated proxy material presenting the Merger Agreement to our shareholders for approval.

Fairness Opinion

We retained Working Capital Corporation (“WCC”) as our financial advisor pursuant to an engagement agreement (the "Engagement Agreement") dated March 18, 2010, to provide an opinion as to the fairness, from a financial point of view, of the Merger Agreement exchange ratio to our shareholders. WCC did not determine the Merger Agreement exchange ratio, however, they were asked to evaluate its fairness. WCC provided their opinion to our Board of Directors on or about April 22, 2010 in the form of a fairness opinion letter dated April 22, 2010.

In preparing the fairness opinion, WCC reviewed and where appropriate, relied upon (without attempting to verify independently the completeness or accuracy of) certain financial and operational information and documents, including but not limited to the following: (i) the Merger Agreement; (ii) certain historical publicly available business and financial information concerning us and Mainland Resources; (iii) certain internal financial statements and other financial and operating data concerning us and Mainland Resources; (iv) historical market prices and trading volumes of our common stock and Mainland Resources common stock; (v) the terms of recent merger and acquisition transactions, to the extent publicly available, involving oil & gas companies that WCC considered relevant; (vi) corporate presentations on both us and Mainland Resources; (vii) technical reports and well log data on gas projects held by us and Mainland Resources; (viii) publicly available information on our financial partners and those of Mainland Resources; (ix) press releases of both us and Mainland Resources; and (x) performed such other analyses and considered such other factors as WCC has deemed appropriate.

In addition, WCC held discussions with members of our senior management and of Mainland Resources for the purpose of reviewing our future prospects and those of Mainland Resources, including exploration plans related to the respective businesses, earnings, assets, liabilities and the amount and timing of cost savings (the "Synergies") expected to be achieved as a result of the Merger Agreement. WCC also took into account the assessment of general economic, market and financial conditions and WCC's experience in other transactions, as well as WCC's knowledge of oil and gas companies, and WCC's general experience in securities valuations.

Subject to the assumptions and limitations set forth in their fairness opinion, WCC advised that it was of the opinion that, as of the date of their fairness opinion letter, the merger consideration (being the shares of Mainland to be received by our shareholders) as a result of the Merger Agreement is fair, from a financial point of view.

Westrock Option Agreement

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock. Westrock owned all right, title and interest in and to approximately 5,000 net acres in oil and gas leases located in Mississippi (collectively, the ”Leases”). We had an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625 per net acre for a total purchase price of $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry extending beyond 2011. The original terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 upon final payment of the remaining balance of $2,018,750.

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

On November 2, 2010, we executed a letter amendment to the Option Agreement with Westrock.  In the November 2, 2010 letter agreement, we agreed to drill and complete at least one well on the Leases in the Haynesville geological zone no later than December 31, 2011.

Mainland Resources Letter Agreement

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and us, respectively.

On March 25, 2010, Mainland Resources had issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 well, which contemplated drilling to a depth of 22,000 feet or a depth sufficient to evaluate the Haynesville Formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost or $2,710,000.

On April 27, 2010, we failed to fund our 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 well within the thirty - day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010). As a result, we forfeited our 29% (of the total 49% held by American) working interest in the Burkley-Phillips No. 1 well and the prospect in favor of Mainland Resources. We continued to be entitled to a 20% working interest in the Burkley-Phillips No.1 well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related joint operating agreement). If the Merger Agreement is approved and proceeds as proposed, our 20% working interest in the well and the prospect after completion will be owned by Mainland Resources, the resultant merged entity.

Mainland subsequently renegotiated the term on the leases originally held by American as well as those they had secured on the Buena Vista structure in Mississippi. The leases have been extended beyond 2011.

Burkley-Phillips No. 1 Well

Management believed that over-thickened gas-charged Bossier/Haynesville Shale reservoir existed within the mineral leases acquired from Westrock in Mississippi.  A deep well drilled to a depth of 22,000 feet on the said leases in 1981 confirmed the presence of highly over-pressured natural gas within an exceptionally thick Bossier/Haynesville section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Bossier/Haynesville shale.

Extensive geo-technical work was completed pre-drill on data from the old well and geophysical data from the area, which supported the drilling of a new well. Two independent geophysical assessments of the property were completed and a gas in place assessment was completed by a leading petrophysical group who has experience with the Bossier/Haynesville shale gas interval. The results of these studies suggested that the leases of interest contain significant hydrocarbons. In that the Bossier/Haynesville is so thick in this locale, vertical wells may potentially be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores. Drilling costs were estimated by an engineering company experienced in the project area, to a depth of 22,000 ft. Based on observed production rates within the Haynesville Formation of NW Louisiana and other Bossier Formation wells in East Texas, the highly over-pressured Bossier/Haynesville observed within the leases of interest may produce at very high rates.

As discussed above, Mainland Resources issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 well in early April, 2010 and engaged RAPAD Drilling & Well Service, Inc., of Jackson, Mississippi, as the drilling contractor. Drilling commenced on July 21, 2010 and located approximately 1,000 ft. away from the original well drilled on the property in 1981 and was planned for a total depth of 22,000 ft. The Bossier/Haynesville interval was the primary target, although other secondary targets were identified as possible targets.

The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The well was logged to a depth of approximately 21,040 ft., as the wireline logging tools were unable to safely descend past a perceived restriction in the wellbore at that depth. Production casing was set on the well shortly afterwards in early January 2011. It is the only well drilled in the Buena Vista area testing the Bossier/Haynesville shale since shale gas has emerged as a major natural gas resource.

As noted above, the AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000. The actual total drilling cost was approximately $10,200,000 (unaudited), and Mainland Resources anticipates that it will incur approximately $5,000,000 in additional post-drilling completion costs.

Large amounts of data were captured in the Burkley-Phillips No. 1 well which may be used to better quantify the nature of gas contained within the reservoir intervals. A 21-foot full core was cut within the Bossier/Haynesville interval (taken from approximately 20,415 feet to 20,436 feet measured depth) in early December, 2010. The core was transported to the Houston, Texas facilities of Core Laboratories NV's Core Lab Petroleum Services Division for comprehensive core analysis, with the view to determining potential volumes of gas in place within the matrix, porosity, permeability, gas quality, mineralogy and total organic content.

In late January 2011, results were received by Mainland Resources from the first series of core analyses which it believes supports excellent gas potential within the Burkley-Phillips No. 1 well. The reservoir characteristics observed in the cored interval were found to be consistent with other gas producing shales when compared to an existing dataset of gas producing shales held by Core Lab. In addition, an extreme over-pressure was observed in the Burkley-Phillips No. 1 well, which is expected will lend itself to enhanced gas recovery.

The initial core analysis results also confirmed that mineralogy and total organic carbon percentage measured are within prospective ranges for the shale-dominated reservoir encountered. Porosity, permeability and water saturation values were also calculated. These values were plotted against other known gas producing shale reservoirs, and were used to "fingerprint" the reservoir, allowing Mainland Resources to draw direct comparisons with regards to shale gas potential.

It is believed that the laboratory measurement of gas filled porosity supports the multiple mud log gas shows within the Burkley-Phillips well observed while drilling the well.

The Company is currently working with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well. The well was successfully drilled on the Westrock leases through the target shale gas zone, with plans to complete this well in 2011. Completion of the well during 2011 will satisfy all requirements related to the Westrock agreement.

Furthermore, Mainland Resources has engaged a leading reservoir completions expert to design and supervise the fracture treatment ("frac") of the Burkley Phillips No. 1 well.

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

On January 15, 2010, as amended on March 1, 2010, we entered into the Letter of Intent with Avere Energy.  Simultaneously with execution of the Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which was used by us in our sole discretion. The execution of a definitive farm-in agreement and closing of the transactions contemplated in the Letter of Intent were anticipated to close on March 28, 2010, which closing was subject to the following conditions: (i) execution of a definitive farm-in agreement; (ii) completion of a financing by Avere Energy to raise sufficient funds as described above for the farm-in; and (iii) receipt of the approval of the shareholders of Avere Energy and of the TSX Venture Exchange to the farm-in.

Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we will not be entering into a definitive farm-in agreement with Avere Energy. A negotiated break fee of $75,000 was paid to us by Avere on June 9, 2010.

DRILLING ACTIVITY

As of the date of this Annual Report, we have drilled one well on our Jefferson County, Mississippi acreage, which is unevaluated and subject to completion as of December 31, 2010 and the date of this filing.

GROSS WELLS			NET WELLS

Total	Producing	Dry	Total	Producing	Dry
1	-0-	-0-	0.2	-0-	-0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2010 and previous, we had no oil and gas production.

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

As of the date of this Annual Report, we have drilled one well on our Jefferson County, Mississippi acreage, which is unevaluated and subject to completion as of December 31, 2010 and the date of this filing.

DEVELOPED ACREAGE TABLE (1)

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

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense, with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack the financial resources or technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

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

In the event the Merger Agreement is not consummated, our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on the property that constitutes the Westrock Leases and the property under the Joint Development Project that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

•    identification of potential oil and natural gas reserves based on technical analyses;

•    availability of government-granted exploration permits;

•    the quality of management and geological and technical expertise; and

•    the capital available for exploration.

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

Our Business is Difficult to Evaluate Because We Have a Limited Operating History.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance and the potential consummation of the Merger Agreement. Our inception was May 11, 2006 and, as a result, we have a limited operating history and are still in the exploration stage.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $2,703,267 from May 11, 2006 (inception) to December 31, 2010. As of December 31, 2010, we had an accumulated deficit of $2,608,146 and had incurred losses of $536,685 during fiscal year ended December 31, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion In the Report of our Independent Registered Public Accounting Firm Accompanying Our December 31, 2010 and December 31, 2009 Financial Statements.

The independent registered public accounting firm’s report accompanying our December 31, 2010 and 2009 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We Will Require Additional Funding in the Future.

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

In the Event the Merger Agreement is Not Consummated, as Part of Our Potential Growth Strategy, We May Acquire Additional Oil and Gas Properties.

In the event the Merger Agreement is not consummated and as part of our growth strategy, we may acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing potential acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at  anticipated levels, or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

The business of oil and gas exploration and production is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties, if economic quantities are found, is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

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

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of capacity in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect us against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

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

As of the date of this Annual Report, there are 60,273,333 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 100,000 whole warrants outstanding and an aggregate of 2,700,000 stock options outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 2,100,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

It is presently contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock they hold of record. Currently, there are 60,273,333 shares of our common stock issued and outstanding with the result that approximately 15,068,333 shares of Mainland Resources’ common stock are anticipated to be issued to our shareholders upon completion of the merger. The specific share exchange ratio will be negotiated following the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. Based on the closing market price of Mainland Resources’ common stock of $1.25 per share as reported by the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders will be worth approximately $18,741,666 and our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources as the surviving corporation.

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

The Merger Agreement initially provided that not more than 15,000,000 shares of Mainland Resources common stock shall be issued in exchange for our shares of common stock pursuant to the merger (exclusive of any shares of Mainland Resources’ common stock issued in exchange for shares of our common stock which are issued upon exercise prior to closing of any of our outstanding Options or Warrants). With approval from Mainland, a small Private Placement was completed by the Company in 2010, that increased total shares outstanding to 60,273,333. This financing resulted in the required Mainland share issuance to exceed the 15,000,000 by 68,333 shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at Suite 2600, 520 5th Avenue SW, Calgary, Alberta, Canada T2P 3R7. The office space is for corporate identification, mailing, and courier purposes only and is provided to American Exploration at no cost, relating to a previous business relationship between us and our President/Chief Executive Officer. The office and services related thereto may be cancelled at any time.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “AEXP:OB” in December 2008. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2009	$0.84	$0.35
June 30, 2009	$1.05	$0.35
September 30, 2009	$2.55	$0.65
December 31, 2009	$1.50	$0.35
March 31, 2010	$0.90	$0.25
June 30, 2010	$0.32	$0.05
September 30, 2010	$0.11	$0.05
December 31, 2010	$0.12	$0.05

All amounts have been adjusted for stock splits.

As of March 23, 2011, we had 33 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the American Exploration Corporation 2009 Stock Option Plan (the “2009 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders 2009 Stock Option Plan	2,700,000	$0.80	4,200,000
Equity Compensation Plans Not Approved by Security Holders Warrants	100,000	0.50	-0-
Total	2,800,000

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

We did not grant any Stock Options during fiscal year ended December 31, 2010. On March 14, 2011, we granted a further 50,000 Stock Options each to two of our directors for services rendered in their capacity as members of our Board of Directors. These Stock Options are exercisable for a ten year period at $0.13 per share and vested immediately.

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

 Incentive Stock Options

The 2009 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 100,000 common stock whole purchase warrants issued and outstanding (the “Warrants). During fiscal year ended December 31, 2009, an aggregate of 652,916 Warrants were issued to purchase shares of our common stock in a private placement by us with exercise prices ranging from $0.50, $1.00, $1.25, $1.33 and $1.50 respectively, and are exercisable for a period of twelve months from the date of share issuance.

During fiscal year ended December 31, 2010, a further 250,000 Warrants were issued at an exercise price of $0.50.

During fiscal year ended December 31, 2010, an aggregate of 652,916 Warrants expired by their terms. As of the date of this Annual Report, a further 150,000 Warrants expired by their terms. Therefore, as of the date of this Annual Report, an aggregate of 100,000 Warrants remain issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2010 PRIVATE PLACEMENTS

During fiscal year ended December 31, 2010, we completed two private placement offerings. Effective on February 24, 2010, we completed a certain private placement offering (the “First Private Placement Offering”) with a certain non-United States resident. In accordance with the terms and provisions of the First Private Placement, we issued to certain investors an aggregate of 300,000 units at a per unit price of $0.25 for aggregate proceeds of $75,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferrable Warrant or 150,000 Warrants. Each whole Warrant is exercisable at $0.50 per share for a period of one year.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Our net loss for fiscal year ended December 31, 2010 was $536,685 compared to a net loss of $1,896,158 during fiscal year ended December 31, 2009, a decrease of $1,359,473. During fiscal years ended December 31, 2010 and 2009, we did not generate any revenue.

During fiscal year ended December 31, 2010, we incurred operating expenses of $694,619 compared to $1,834,506 incurred during fiscal year ended December 31, 2009, a decrease of $1,139,887. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $120,072 (2009: $206,202); (ii) investor relations of $7,200 (2009: $504,131); and (iii) stock option expense of $267,772 (2009: $968,511).

Operating expenses also decreased due to general and administrative expenses associated with the decreased scope and scale of our business operations and fees pertaining to investor relations. During fiscal year ended December 31, 2009, we had engaged Media Plan AG (“Media Plan”) to provide us with investor relations and promotional services in order to enhance our visibility and marketability of our shares in the marketplace.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $ 694,619 incurred as operating expenses during fiscal year ended December 31, 2010, we incurred management fees of $213,000 to our officers and directors. See "Item 11. Executive Compensation”.

Interest expense of $15,866 (2009: $61,652) incurred during fiscal year ended December 31, 2010 was recorded. We also recorded $173,800 (2009: $-0-) of other income consisting of: (i) a non-refundable deposit of $75,000, as well as a break fee of $75,000, paid to us after Avere Energy cancelled their Farm-In Agreement; and (ii) $23,800 associated with a one-time technical services consulting agreement related to the Burkley-Phillips No. 1 well. Therefore, our net loss and loss per share during fiscal year ended December 31, 2010 was $536,685 or $0.01 per share compared to a net loss and loss per share of $1,896,158 or $0.02 per share during fiscal year ended December 31, 2009. The weighted average number of shares outstanding was 60,177,991 for fiscal year ended December 31, 2010 compared to 76,873,982 for fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2010

As of December 31, 2010, our current assets were $10,733 and our current liabilities were $353,676, which resulted in a working capital deficit of $342,943. As of December 31, 2010, current assets were comprised of $10,733 in cash and cash equivalents. As of December 31, 2010, current liabilities were comprised of: (i) $16,530 in accounts payable and accrued liabilities; (ii) $44,110 in accounts payable– related party; (iii) $50,000 in short-term note payable; (iv) $147,809 in short-term notes payable – related party; and (v) $95,227 in convertible notes – related party.

As of December 31, 2010, our total assets were $3,784,758 comprised of: (i) $10,733 in current assets; (ii) $3,024 in website, net of amortization; and (iii) $3,771,001 in oil and gas properties –unevaluated not subject to amortization. The slight decrease in total assets during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the amortization of the website cost.

As of December 31, 2010, our total liabilities were $353,676, comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the short-term notes payable – related parties and as increase in short-term note payable.

Stockholders’ equity decreased from $3,565,995 for fiscal year ended December 31, 2009 to $3,431,082 for fiscal year ended December 31, 2010 due to losses incurred from operations during the period, partially offset by the issuance of shares in certain private placements.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2010, net cash flows used in operating activities was $233,827 compared to $843,000 for fiscal year ended December 31, 2009. Net cash flows used in operating activities consisted primarily of a net loss of $536,685 (2009: $1,896,158), which was partially offset by $3,368 (2009: $64,278) in depletion, depreciation and amortization expense and $276,772 (2009: $968,511) in share-based compensation. Net cash flows used in operating activities was further changed by $(15,970) (2009: $14,948) of accounts payable and $38,688 (2009: $5,421) in accounts payable - related parties.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2010, net cash flows used in investing activities was $-0- compared to $325,001 during fiscal year ended December 31, 2009, which consisted of cash paid for the acquisition of unproved oil and gas properties.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2010, net cash flows provided from financing activities was $235,000 compared to $1,018,036 for fiscal year ended December 31, 2009. Cash flows from financing activities for the fiscal year ended December 31, 2010 consisted of $125,000 in proceeds from sale of common stock and warrants, and $110,000 in borrowings on debt. Cash flows from financing activities for the fiscal year ended December 31, 2009 consisted of $835,000 in proceeds from sale of common stock and warrants, $87,809 in proceeds from notes payable – related parties and $95,227 in proceeds from issuance of convertible debt- related parties.

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

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal years ended December 31, 2010 and 2009 was dedicated to financing and identification of a potential drilling partner and merger candidate. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. As of the date of this Annual Report, management fully anticipates that the Merger Agreement will be consummated and the merger transaction effected. In the event the Merger Agreement is not consummated, possible further advances from related parties and the sale of securities would be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Merger Agreement is not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

In the event the Merger Agreement is not consummated and if adequate funds were not available or were not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

Private Placements

During fiscal year 2010, we completed private placements under Regulation S for proceeds of $125,000, the proceeds of which were largely directed towards providing working capital during the process of the Merger.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2011 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; (iii) June 5, 2009 in the amount of $50,000 with one of our previous directors; and (iv) June 2, 2010 in the amount of $50,000 with an unrelated third party.

Effective on September 27, 2010, we entered into a promissory note in the principal amount of $60,000 (the “Note”) with Mainland Resources. The Note evidences monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement, as amended. The Note matured December 31, 2010, bears interest at the rate of 12% per annum and is unsecured.  Effective on December 23, 2010, we entered into amendment no. 1 to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011. We entered into a further amendment (the Amended Note no. 2) with Mainland Resources to extend the due date to May 31st, 2011.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

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

As of December 31, 2010 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital..

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
American Exploration Corporation (f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
Calgary, Canada

We have audited the accompanying balance sheets of American Exploration Corporation (f.k.a. Minhas Energy Consultants, Inc.) (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception (May 11, 2006) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from May 11, 2006 (inception) to December 31, 2007, were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and for the period from inception (May 11, 2006) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and is in default of certain debt agreements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 5, 2011

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
 (An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Current Assets
Cash and cash equivalents	$10,733	$9,560
Total Current Assets	10,733	9,560

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of amortization	3,024	6,392

Total Assets	$3,784,758	$3,786,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,530	$32,500
Accounts payable – related parties	44,110	5,422
Short-term note payable	50,000	-
Short-term notes payable – related parties	147,809	87,809
Convertible notes – related party	95,227	95,227
Total Current Liabilities	353,676	220,958

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 and 59,773,333 shares issued and outstanding, respectively	60,273	59,773
Additional paid-in capital	5,978,955	5,577,683
Accumulated deficit during exploration stage	(2,608,146)	(2,071,461)
Total Stockholders’ Equity	3,431,082	3,565,995

Total Liabilities and Stockholders’ Equity	$3,784,758	$3,786,953

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009
and For the Period from Inception (May 11, 2006) to December 31, 2010

			Inception
			(May 11, 2006) to
	For the Year Ended December 31,		December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating Expenses
General and administrative	691,251	1,831,173	2,695,014
Depreciation and amortization	3,368	3,333	8,253
Total Operating Expenses	694,619	1,834,506	2,703,267

Loss from operations	(694, 619)	(1,834,506)	(2,703,267)

Other income (expense)
Interest expense	(15,866)	(61,652)	(77,518)
Loss on sale of assets	-	-	(1,161)
Other income	173,800	-	173,800
Total other income (expense)	157,934	(61,652)	95,121

Net loss	$(536,685)	$(1,896,158)	$(2,608,146)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares - basic and diluted	60,177,991	76,873,982

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to December 31, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at inception on May 11, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
of common stock to directors on
May 2006 $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private Placement - September 2006
at 0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)

Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)

Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private Placement- November
2008 at $0.67/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November
2008 at $0.67/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)

Balance, December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private Placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340	-	330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private Placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to December 31, 2010
(Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Amortization of share-based compensation	-	$-	$968,511	$-	$968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net loss	-	-	-	(1,896,158)	(1,896,158)

Balance, December 31, 2009	59,773,333	59,773	5,577,683	(2,071,461)	3,565,995

Private Placement – February 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private Placement – April 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	276,772	-	276,772

Net loss	-	-	-	(536,685)	(536,685)

Balance, December 31, 2010	60,273,333	$60,273	$5,978,955	$(2,608,146)	$3,431,082

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009
and For the Period from Inception (May 11, 2006) to December 31, 2010

	For the Year Ended December 31,		Inception (May 11, 2006) to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(536,685)	$(1,896,158)	$(2,608,146)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	3,368	3,333	8,253
Amortization of debt discount	-	60,945	60,945
Share-based compensation	276,772	968,511	1,245,283
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,970)	14,948	16,392
Accounts payable - related parties	38,688	5,421	44,110
Net cash used in operating activities	(233,827)	(843,000)	(1,232,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for website development	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	(325,001)	(1,108,551)
Net cash used in investing activities		(325,001)	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	125,000	835,000	2,063,250
Proceeds from notes payable	50,000	-	50,000
Proceeds from notes payable - related parties	60,000	87,809	152,809
Proceeds from issuance of convertible debt - related parties	-	95,227	95,227
Net cash provided by financing activities	235,000	1,018,036	2,361,286

Increase (decrease) in cash during the period	1,173	(149,965)	10,733

Cash, beginning of the period	9,560	159,525	-

Cash, end of the period	$10,733	$9,560	$10,733

Supplemental cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$-	$2,664,750	$2,664,750
Cancellation of loan from director	$-	$5,000	$5,000
Cancellation of shares	$-	$83,100	$83,100

The accompanying notes are an integral part of these financial statements.

AMERICAN EXPLORATION CORPORATION
(f.k.a. Minhas Energy Consultants, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those regarding the recoverability of the Company’s unevaluated oil and gas properties and valuation of option and warrant transactions

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

Loss per Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net loss per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants  or the assumed conversion of convertible debt instruments, using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the years ended December 31, 2010 and 2009, options to purchase 2,700,000 shares of common stock and warrants to purchase 250,000 and 652,916 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. For the year ended December 31, 2010, approximately 200,000 shares of common stock associated with the conversion feature in the convertible note entered into in January 2010 (as more fully described in Note 4) were also excluded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2010, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor as of December 31, 2010.

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

As of December 31, 2010, the Company had no proved properties and, based upon the current status of the exploratory well in progress at December 31, 2010 on the Company’s properties, no impairment of unevaluated oil and gas properties was indicated.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Recent Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to December 31, 2010 of $2,608,146, has negative working capital at December 31, 2010 and is currently in default of certain outstanding debt obligations. The Company intends to fund initial operations through equity financing arrangements and current efforts are further described in Note 3.

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

Mainland Resources, Inc. Merger Agreement

Earlier this year our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The share exchange ratio is subject to adjustment.  The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. The Merger Agreement, as amended, is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before May 31, 2011, or such later date as may be mutually agreed upon (the “Termination Date”).

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

On August 17, 2009, a private placement closed for 400,000 shares at $0.50 per share or $200,000.  On August 31, 2009, a private placement closed, for 260,000 shares at $0.50 per share or $130,000.  On September 21, 2009, a private placement closed for 133,333 shares at $0.75 per share, or $100,000.  On September 25, 2009, a private placement closed for 25,000 shares at $1.00 per share, or $25,000.  Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761.  The warrants had exercise prices ranging from $0.50 to $1.50 and expired without exercise during 2010.

On October 8, 2009 a private placement closed for 55,000 shares at $1.00 per share, or a total of $55,000, with no warrants attached.

On February 24, 2010 a private placement closed for 300,000 shares at $0.25 per share or $75,000. The investor also received 150,000 warrants with an exercise price of $0.50 per share with a one year term.  These warrants had a grant date fair value of $20,495 and expired without exercise in February 2011.

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

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock based compensation expense of $968,511 related to these option issuances during the year ended December 31, 2009, and $276,772 during the year ended December 31, 2010.

No options were issued during the year ended December 31, 2010.

A summary of stock option activity and related information for the years ended December 31, 2010 and 2009 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2009	-	$-	$-
Granted	2,700,000	0.80	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	2,700,000	0.80	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	2,700,000	$0.80	$-
Exercisable at December 31, 2010	933,333	$0.80	$-

The Company recognized stock based compensation expense of $276,772 related to these options during the year ended December 31, 2010.  As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $1,314,671.  The unrecognized stock-based compensation is expected to be ratably amortized to expense over a period of 4.7 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2010 is 8.75 years.  Options outstanding and exercisable as of December 31, 2010 had no intrinsic value.

Warrants

A summary of warrant activity and related information for the years ended December 31, 2010 and 2009 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2009	750,000	$1.33	$-
Granted	652,916	1.01	-
Exercised	-	-	-
Forfeited or expired	(750,000)	1.33	-
Outstanding at December 31, 2009	652,916	1.01	-
Granted	250,000	0.50	-
Exercised	-	-	-
Forfeited or expired	(652,916)	$1.01	$-
Outstanding and exercisable at December 31, 2010	250,000	$0.50	$-

As of December 31, 2010, the Company had 250,000 warrants outstanding with a remaining weighted average contractual life of 2.1 months.  The weighted average exercise price for all remaining outstanding warrants was $0.50 per share.  Outstanding warrants had an aggregate fair market value of $37,898 at the date of grant, which was calculated in accordance with the Black-Sholes valuation model based on the following assumptions:  (a) risk free interest rate 3.5%, (b) expected volatility of 192.35% (c) expected life of 1 year, and (d) zero expected future dividends.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

On July 16, 2010 our Board of Directors, pursuant to unanimous written consent, authorized the filing of a Statement of Change with the Nevada Secretary of State increasing our authorized shares to 2,100,000,000 shares of common stock.

NOTE 4. RELATED PARTY TRANSACTIONS

During the second quarter of 2009, directors of the Company loaned approximately $88,000 to cover operating expenses of the Company.  Interest of 10% per annum will be paid to the lenders beginning July 1, 2009 and the loans are due upon demand.  All of these loans are unsecured and, as of December 31, 2010, the Company had not received a demand from any of the lenders for payment on this short term notes payable.  No interest has been paid to date.

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

As of December 31, 2010, the Company owed $44,110 to related parties which consisted of $20,750 of professional fees owed to entities owned by the Company’s CEO and CFO, and $16,610 of accrued interest on related party notes from above.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to cover operating costs during the merger.  The note bears interest at 12% and was due on December 31, 2010.  Effective on December 23, 2010, we entered into amendment no. 1 to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011.  We are currently in discussions to further extend the maturity date of this Note. We entered into a further amendment (the Amended Note no. 2) with Mainland Resources to extend the due date to May 31st, 2011.

NOTE 5.  NOTES PAYABLE

In June 2010, the Company borrowed $50,000 pursuant to a note payable agreement with an unrelated third party.  The note bears interest at 5% per annum, is unsecured and matures on June 2, 2011.   Interest together with principal is due at the maturity date.

NOTE 6.  UNEVALUATED OIL AND GAS PROPERTIES

In  November 2008,  the Company executed an option  agreement  (the "Option  Agreement") to purchase a 75% net  revenue  interest  (100% working interest) in approximately  5,000 net acres in oil and gas  leases  located in Mississippi in the onshore region of the Gulf Coast of the United States.  The purchase price was $625 per net acre, or a total of $3,125,000.  The Option Agreement required that a well be spud no later than May 31, 2009 and provided the Company until November 17, 2008 to complete its due diligence (the "Option Period").  The Company made a payment of $781,250 upon execution of the Option Agreement.

The Option Agreement was amended a number of times to extend the Option Period and through August 2009, the Company made additional cash payments totaling $325,001 to the counterparty.

On August 19, 2009, the Company entered into a final amendment to the Option Agreement whereby the Company (i) agreed to issue 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement, and (ii) agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010 an agreement was signed between Westrock and the Company which extends the deadline for drilling and completing a well in the Haynesville Formation one year, to December 31, 2011.

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

Mainland Resources, Inc. Joint Development Project

On September 17, 2009, we executed a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area.  Future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and us, respectively.

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

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The Company is currently working with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well, such that the well can be properly tested and evaluated within 2011.

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

Effective on April 20, 2010, we received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we did not enter into a definitive farm-in agreement with Avere Energy. An additional negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010, which has been recorded as other income in the accompanying statement of operations.

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

At December 31, 2010 and 2009, the Company’s deferred tax assets consist primarily of net operating loss carry forwards.  For December 31, 2010 and 2009, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized the financial statement consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable year.  At December 31, 2010 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2010, the Company has a net operating loss carry forward of approximately $1.3 million, which will expire between years 2026 and 2030. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 8. SUBSEQUENT EVENTS

On February 4, 2011 the Company issued an unsecured promissory note from an unrelated third party for $30,000 to continue its business activities prior to proposed merger with Mainland Resources.  The promissory note has an interest rate of 5% and principal and accrued interest are due upon demand.  If the principal and accrued interest are not paid on the demand date, the promissory note is convertible, at the option of the lender, into shares of the Company’s common stock at a conversion rate of $0.03 per share.

In February 2011, warrants to purchase 150,000 share of our common stock expired unexercised.

On March 14, 2011, we granted 50,000 stock options each to two of our directors for services rendered in their capacity as members of our Board of Directors. These Stock Options are exercisable for a ten year period at $0.13 per share.  Fair value of the options granted was $14,927, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 10 years, and (d) zero expected future dividends.

In accordance with ASC 855-10, the Company’s management reviewed all material events from December 31, 2010 through the issuance date of this report and there are no other material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is GBH, CPAs, PC. Their address is 6002 Rogerdale, Suite 500, Houston TX, 77072 and telephone number is 713.482.0000.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that our internal control over financial reporting was not effective at December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

Steven Harding	51	President, Chief Executive Officer/Principal Executive Officer and a Director

Brian Manko	44	Chief Financial Officer,

Manmohan Minhas	56	Treasurer and a Director

Herb Dhaliwal	58	Director

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

Steve Harding. Mr. Harding has been our President/Chief Executive Officer and a member of our board of directors since October 29, 2008.  Mr. Harding has twenty-seven years of experience in the oil and gas exploration industry within numerous geological basins both within and outside of North America.  He has occupied various senior positions within EnCana Corp., and its predecessors Alberta Energy and Husky Energy. From October 2003 to December 2004 he was the vice president, Northern Canada and the vice president Alaska/MacKenzie Delta from 2002 to September 2003. From 1998 to 2002 he was an exploration manager for Alberta Energy in their New Ventures Group and the chief geologist/geoscientist at Husky Energy from 1994 to 1998.  Since March 2005 he has acted as a self employed consultant, responsible for evaluating oil and gas assets for a number of  private  and  public  companies  from a  technical  and  business  viability perspective. In the latter half of the 1980's, he was responsible for developing the geological model, which lead to the discovery of the White Rose field in offshore Newfoundland. The White Rose field is believed to hold estimated reserves of 450 - 500 Million barrels of oil and 3-4 trillion cubic feet of gas, and currently produces approximately 110,000 barrels per day. While at EnCana, he also negotiated and secured the largest exploration position in the US and Canadian Arctic, leading to the discovery of the Umiak field 2004 and receiving a Department of Minerals Management Service corporate citizen award in 2003 for outstanding cultural and environmental efforts in Alaska.

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

Mr. Manko earned a Bachelor of Commerce degree in 1992 from the University of Calgary. In addition, he completed his CMA accounting designation in June 2010.

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

Herb Dhaliwal. Mr. Dhaliwal has been a member of our Board of Directors since September 25, 2009. The Honorable Herb Dhaliwal is a strategic advisor to private and public companies in Canada. During the past thirty years, Mr. Dhaliwal has been involved in national electoral politics in Canada. From approximately 1997 through 2004, Mr. Dhaliwal successively held the portfolios of National Revenue, Fisheries & Oceans and Natural Resources in Ottawa. He was also the senior Minister for Western Canada in the federal Cabinet of Prime Minister Jean Chretien. Prior to entering national electoral politics, and including current date, Mr. Dhaliwal is also an entrepreneur, business owner, corporate director and advisor with interests in transportation, building maintenance, housing construction and real estate development. Before sitting the Parliament of Canada for Vancouver-South/Burnaby constituency from October 1993 through June 2004, Mr. Dhaliwal had been appointed by the British Columbia government as Vice-Chair of the British Columbia Hydro and Power Authority board of directors, where he chaired the budget and audit committees.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Steve Harding President and	2010	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
CEO	2009	125,000	-0-	-0-	(1)883,812	-0-	-0-	-0-	441,666
Brian Manko, Chief	2010	33,000	-0-	-0-	-0-	-0-	-0-	-0-	33,000
Financial Officer	2009	33,000	-0-	-0-	(1)132,572	-0-	-0-	-0-	175,500

(1)	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2010

The following table sets forth information as at December 31, 2010 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Harding, President/CEO	333,333	(1)	-0-	666,667	0.80	9/14/19	-0-	-0-	-0-	-0-
Brian Manko CFO	50,000	(2)	-0-	100,000	0.80	9/14/19	-0-	-0-	-0-	-0-

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

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2010 and 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Manmohan Minhas			(1)
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	31,666	-0-	-0-	-0-	31,666

Steve Harding	(2)
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devinder Randhawa			(3)
2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	15,000	-0-	237,500	-0-	-0-	-0-	-0-

Herb Dhaliwal
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	95,000 (4)	-0-	-0-	-0-	-0-

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

President/Chief Executive Officer

As of November 1, 2008, we entered into a contractual relationship with Perfect Ocean Investments Inc. (“POI”) regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the “Harding Arrangement”). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding.  A Board Resolution was passed on November 24, 2009, by Board members excluding Mr. Harding, that his monthly salary would be increased to $15,000, to better align with professional compensation recognized from salary surveys conducted by the Association of Engineers, Geologists and Geophysicists of Alberta (A.P.E.G.G.A.).

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

Director

As of November 1, 2008, we entered into a contractual relationship with Devinder Randhawa regarding the engagement and compensation of Mr. Randhawa as a member of our Board of Directors (the “Randhawa Arrangement”). In accordance with the terms and provisions of the Randhawa Arrangement, we will pay a monthly salary of $5,000 to Mr. Randhawa as compensation. This compensation relationship continued until March 31st, 2009 when such compensation was waived. Mr. Randhawa resigned from our Board of Directors effective November 25, 2009, however remained involved with the Company in an advisory capacity. The Board of Directors ratified and approved that the options granted to Mr. Randhawa in connecting to his position as a Director would not be terminated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Steve Harding 407 2nd Street SW Calgary, Alberta	(2)
Canada T2P 2Y3	2,483,333	3.10%

Brian Manko 407 2nd Street SW Calgary, Alberta	(3)
Canada T2P 2Y3	350,000	Nil

Herb Dhaliwal 407 2nd Street SW Calgary, Alberta	(4)
Canada T2P 2Y3	1,920,750	2.39%

Manmohan Minhas 407 2nd Street SW Calgary, Alberta	(5)
Canada T2P 2Y3	1,058,333	1.32%

All executive officers and directors as a	(6)
group (4 persons)	4,516,666	5.59%

5% or Greater Beneficial Owners:

Westrock Land Corp. Address	5,812,416	6.73%
Dev Randhawa 407 2nd Street SW Calgary, Alberta	(7)
Canada T2P 2Y3	3,450,000	5.73%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 80,273,333 shares issued and outstanding. Beneficial ownership amounts reflect the 2009 Forward Stock Split.

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

(4)
This figure consists of: (i) 1,770,750 shares of common stock; (ii) 100,000 vested Stock Options which are exercisable by Mr. Dhaliwal to purchase 100,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 25, 2019; and (iii) 50,000 Stock Options which are exercisable by Mr. Dhaliwal to purchase 50,000 shares of our common stock at an exercise price of $0.13 per share expiring on March 14, 2021.

(5)
This figure consists of: (i) 975,000 shares of common stock; (ii) 33,333 vested Stock Options which are exercisable by Mr. Minhas to purchase 33,333 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019; and (iii) 50,000 Stock Options which are exercisable by Mr. Minhas to purchase 50,000 shares of our common stock at an exercise price of $0.13 per share expiring on March 14, 2021.

(6)
This figure consists of: (i) 5,195,750 shares of common stock; (ii) 516,666 vested Stock Options to purchase 516,666 shares of our common stock at an exercise price of $0.80; and (iii) 100,000 Stock Options to purchase 100,000 shares of our common stock at an exercise price of $0.13 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2010.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have verbally agreed to pay certain of our executive officers and directors compensation for services rendered as follows:

President/Chief Executive Officer

As of November 1, 2008, we entered into a contractual relationship with POI regarding the engagement and compensation of Steve Harding, our President/Chief Executive Officer (the “Harding Arrangement”). In accordance with the terms and provisions of the Harding Arrangement, we will pay a monthly salary of $10,000 to POI as compensation for Mr. Harding. A Board Resolution was passed on November 24th 2009,by Board members excluding Mr. Harding, that his monthly salary would be increased to $15,000, to better align with professional compensation recognized from salary surveys conducted by the Association of Engineers, Geologists and Geophysicists of Alberta (A.P.E.G.G.A.).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2010, we incurred approximately $44,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and August 31, 2010.

During fiscal year ended December 31, 2010, we also incurred $950 in fees to our principal independent accountant for preparation of our 2009 income tax return.  We did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended.

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

3.1.4	Certificate of Change dated October 7, 2010 filed with the Nevada Secretary of State. (8)

3.2	Bylaws (1)

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March 30, 2010 between American Exploration Corporation and Mainland Resources Inc.

10.5	Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated September 27, 2010 (9)

10.6	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated September 7, 2010 (10)

10.7	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated December 23, 2010. (11)

10.8	Amendment to Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated December 23, 2010. (12)

10.9	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated March 14, 2011. (13)

10.10	Amendment No. 2 to Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated March 30, 2011.

16.1	Letter from Moore & Associates dated August 11, 2009. (6)

16.2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on March 5, 2006.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 8, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2008 and our Amendment No. 1 to Current Report filed with the Commission on January 25, 2009.

(4)	Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5)	Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6)	Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 14, 2010

(9)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 6, 2010

(10)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 19, 2010

(11)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(12)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(13)	Incorporation by referenced from Current Report on Form 8-K filed with the Commission March 18, 2011

AMERICAN EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: April 5, 2011	By:	/s/STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: April 5, 2011	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2011	By:	/s/ STEVE HARDING
Director

Dated: April 5, 2011	By:	/s/ HERB DHALIWAL
Director

Dated: April 5, 2011	By:	/s/ MANMOHAN MINHAS
Director