Form 10-Q
period 2011-03-31
American Exploration Corp
filed 2011-05-20
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-141060

American Exploration Corporation
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 5th Avenue, Suite 2600 Calgary, Alberta Canada T2P 3R7
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
Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 16, 2011
Common Stock, $0.001	60,273,333

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

 AMERICAN EXPLORATION CORPORATION
 (An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	March 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$11,807	$10,733
Total Current Assets	11,807	10,733

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of accumulated amortization of $7,818 and $6,976, respectively	2,182	3,024

Total Assets	$3,784,990	$3,784,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,612	$16,350
Accounts payable – related parties	103,462	44,110
Short-term note payable	80,000	50,000
Short-term notes payable – related parties	147,809	147,809
Convertible notes – related party	95,227	95,227
Total Current Liabilities	435,110	353,676

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,273	60,273
Additional paid-in capital	6,063,076	5,978,955
Accumulated deficit during exploration stage	(2,773,469)	(2,608,146)
Total Stockholders’ Equity	3,349,880	3,431,082

Total Liabilities and Stockholders’ Equity	$3,784,990	$3,784,758

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
and For the Period from Inception (May 11, 2006) to March 31, 2011

	For the Three Months Ended March 31,
	2011	2010	Inception (May 11, 2006) to March 31, 2011

Revenue	$-	$-	$-

Operating Expenses
General and administrative	158,379	206,476	2,853,393
Depreciation and amortization	842	842	9,095
Total Operating Expenses	159,221	207,318	2,862,488

Loss from operations	(159,221)	(207,318)	(2,862,488)

Other income (expense)
Interest expense	(6,102)	(3,445)	(83,260)
Loss on sale of assets	-	-	(1,161)
Other income	-	75,000	173,800
Total other expense	(6,102)	71,555	89,019

Net loss	$(165,323)	$(135,763)	$(2,773,469)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares - basic and diluted	60,273,333	59,900,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to March 31, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at inception on May 11, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
of common stock to directors on
May 11,2006 at $0.00005/share	94,500,000	94,500	(90,000)	-	4,500

Private placement - September 30,
at $0.0024/share	41,475,000	41,475	57,275	-	98,750

Net loss	-	-	-	(9,055)	(9,055)
Balance, December 31, 2006	135,975,000	135,975	(32,725)	(9,055)	94,195

Net loss	-	-	-	(60,078)	(60,078)
Balance, December 31, 2007	135,975,000	135,975	(32,725)	(69,133)	34,117

Private placement- November 19,
2008 at $0.67/share	1,350,000	1,350	898,650	-	900,000

Private Placement - November 24,
2008 at $0.67/share	150,000	150	99,850	-	100,000

Net loss	-	-	-	(106,170)	(106,170)
Balance December 31, 2008	137,475,000	137,475	965,775	(175,303)	927,947

Private placement - February 2009
at $0.667/share	487,500	488	324,512	-	325,000

Forgiven loan from director	-	-	5,000	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	2,664,750

Private placements – August 2009
at $0.50/share	660,000	660	329,340	-	330,000

Private placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	125,000

Private placement - October 2009
at $1.00/share	55,000	55	54,945	-	55,000

Amortization of share-based compensation	-	-	968,511	-	968,511

Discount on convertible debt	-	-	60,945	-	60,945

Net loss	-	-	-	(1,896,158)	(1,896,158)
Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to March 31, 2011
(Unaudited)
(Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

Private placement – February 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private placement – April 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	276,772	-	276,772

Net loss	-	-	-	(536,685)	(536,685)
Balance Decenber 31, 2010	60,273,333	60,273	5,978,955	(2,608,146)	3,431,082

Amortization of share-based compensation	-	-	84,121	-	84,121

Net loss	-	-	-	(165,323)	(165,323)

Balance March 31, 2011	60,273,333	$60,273	$6,063,076	$(2,773,469)	$3,349,880

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
and For the Period from Inception (May 11, 2006) to March 31, 2011

	For the Three Months Ended March 31,		Inception (May 11, 2006) to
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(165,323)	$(135,763)	$(2,773,469)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	842	842	9,095
Amortization of debt discount	-	-	60,945
Share-based compensation	84,121	69,193	1,329,404
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,918)	(20,423)	8,474
Accounts payable - related parties	59,352	3,474	103,462
Net cash used in operating activities	(28,926)	(82,677)	(1,260,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	75,000	2,063,250
Proceeds from notes payable	30,000	-	80,000
Proceeds from notes payable - related parties	-	-	152,809
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	30,000	75,000	2,391,286

(Decrease) increase in cash during the period	1,074	(7,677)	11,807

Cash, beginning of the period	10,733	9,560	-

Cash, end of the period	$11,807	$1,883	$11,807

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

These financial statements should be read in conjunction with the audited financial statements and footnotes that are included as part of the Company’s Form 10-K for the year ended December 31, 2010.

The Company was originally incorporated under the laws of the state of Nevada on May 11, 2006. The Company’s current focus is oil and gas exploration and development.  The Company has limited operations, is considered an exploration stage company, and has had no revenues from operations to date.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include those regarding the recoverability of the Company’s unevaluated oil and gas properties and valuation of option and warrant transactions.

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

For the three month periods ended March 31, 2011 and 2010, options to purchase 2,800,000 and 2,700,000 shares of common stock, and warrants to purchase 100,000 and 559,166 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. For the three months ended March 31, 2011 and 2010, approximately 200,000 shares of common stock associated with the conversion feature in the convertible note entered into in January 2010 were also excluded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2011, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs on a country by country basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

As of March 31, 2011, the Company had no proved properties and, based upon the current status of the exploratory well in progress at March 31, 2011 on the Company’s properties, no impairment of unevaluated oil and gas properties was indicated.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if historical forfeiture rates are available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to March 31, 2011 of $2,773,469, has negative working capital at March 31, 2011 and is currently in default of certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements and current efforts are further described in Note 3 and Note 5.

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

Mainland Resources, Inc. Merger Agreement

In 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The share exchange ratio is subject to adjustment.  The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. The Merger Agreement, as amended, is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before August 31, 2011, or such later date as may be mutually agreed upon (the “Termination Date”).

If the merger is completed, Mainland Resources will be the surviving corporation, and will acquire all of the Company’s assets and property.

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock - Issued and Outstanding

On May 11, 2006 (inception), the Company issued 94,500,000 shares of its common stock to its Directors for cash of $4,500.  On September 30, 2006, the Company closed a private placement for 41,475,000 common shares for cash of $98,750.

On November 19th and 24th of 2008, the Company closed two private placements for 1,350,000 and 150,000 shares respectively, at a price of $0.67 per share, for cash of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 750,000 warrants with a fair value on the date of grant of $26,012.  Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the company at an exercise price of $1.33 per share.  These warrants expired without exercise during 2009.

In February 2009, the Company completed two private placements for 487,500 shares for cash of $325,000, or $0.67 per share.  Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 243,750 warrants with a fair value on the date of grant of $48,716.  Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the Company’s stock at an exercise price of $1.33 per share.  These warrants expired without exercise during 2010.

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

On August 17, 2009, a private placement closed for 400,000 shares at $0.50 per share or $200,000.  On August 31, 2009, a private placement closed for 260,000 shares at $0.50 per share or $130,000.  On September 21, 2009, a private placement closed for 133,333 shares at $0.75 per share, or $100,000.  On September 25, 2009, a private placement closed for 25,000 shares at $1.00 per share, or $25,000.  Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761.  The warrants had exercise prices ranging from $0.50 to $1.50 and expired without exercise during 2010.

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

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation expense of $69,193 related to these options during both of the three month periods ended March 31, 2011 and 2010.

On March 14, 2011, 100,000 options were granted to two directors of the Company.  The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  These options vest immediately and $14,928 of share-based compensation was recognized during the three months ended March 31, 2011 related to this option grant.

A summary of stock option activity and related information for quarter ended March 31, 2011is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,700,000	$0.80	$-
Granted	100,000	0.13	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	2,800,000	$0.78	$1,000
Exercisable at March 31, 2011	966,667	$0.78	$333

The Company recognized total stock-based compensation expense of $84,121 related to these options during the quarter ended March 31, 2011.  As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $1,522,251.  The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 4.5 years. The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2011 is 8.5 years.

Warrants

A summary of warrant activity and related information for the quarter ended March 31, 2011 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	250,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(150,000)	$0.50	$-
Outstanding and exercisable at March 31, 2011	100,000	$0.50	$-
			-

As of March 31, 2011, the Company had 100,000 warrants outstanding with no intrinsic value that expired on April 5, 2011.  The Company has no other warrants outstanding.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 4. RELATED PARTY TRANSACTIONS

As of March 31, 2011, directors of the Company had outstanding loans to the Company of $87,809 that were used to cover operating expenses of the Company.  Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand.  All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD $95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

As of March 31, 2011, the Company owed $103,462 to related parties, which consisted of $76,000 of professional fees owed to entities owned by the Company’s CEO and CFO, and $25,129 of accrued interest on related party notes from above.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to cover operating costs during the merger period.  The note bears interest at 12% and was due on December 31, 2010.  On December 23, 2010, we entered into an amendment to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011.  On March 30, 2011, we entered into a further amendment with Mainland Resources to extend the due date to May 31st, 2011. On May 17, 2011, we entered into a further amendment with Mainland Resources to extend the due date to August 31st, 2011.

As of March 31, 2011 through the date of this filing, the Company had not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

NOTE 5.  NOTES PAYABLE

In June 2010, the Company borrowed $50,000 pursuant to a note payable agreement with an unrelated third party. The note bears interest at 5% per annum, is unsecured and matures on June 2, 2011. Interest together with principal is due at the maturity date.

On February 4, 2011, the Company borrowed an additional $30,000 from the same party noted above pursuant to a note payable agreement.  The note bears interest at 5% per annum, is unsecured and is due on demand.  As of March 31, 2011 and through the date of this filing, the Company has not received a demand notice from this lender for payment of principal or interest on this note payable.

NOTE 6.  UNEVALUATED OIL AND GAS PROPERTIES

In  November 2008,  the Company executed an option  agreement  (the "Option  Agreement") to purchase a 75% net  revenue  interest  (100% working interest) in approximately 5,000 net acres of oil and gas  leases  located in Mississippi in the onshore region of the Gulf Coast of the United States.  The purchase price was $625 per net acre, or a total of $3,125,000.  The Option Agreement required that a well be spud no later than May 31, 2009 and provided the Company until November 17, 2008 to complete its due diligence (the "Option Period").  The Company made a payment of $781,250 upon execution of the Option Agreement.

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

Mainland Resources, Inc. Joint Development Project

On September 17, 2009, we executed a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area.  Future costs, including drilling and completion, for oil and gas activities of the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and us, respectively.

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

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The Company is currently working with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well, such that the well can be properly tested and evaluated within 2011. The well was drilled on the Westrock leases and completion during 2011 will satisfy all requirements related to the Option Agreement.

Avere Energy Inc. Farm-In Agreement

Effective on January 15, 2010, we executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding our Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy was to enter into a definitive farm-in agreement with us whereby Avere Energy would farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which was 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which was 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit.

Effective on April 20, 2010, we received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we did not enter into a definitive farm-in agreement with Avere Energy. An additional negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010. The fees paid by Avere Energy have been recognized as other income in the accompanying income statement.

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

At March 31, 2011 the Company’s deferred tax assets consist primarily of net operating loss carry forwards.  For March 31, 2011, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statement consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable year.  At March 31, 2011 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2011, the Company has a net operating loss carry forward of approximately $1.38 million, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 8. SUBSEQUENT EVENTS

On April 5, 2011, the Company’s remaining outstanding warrants of 100,000 expired.  The Company has no other warrants outstanding.

On April 20, 2011, we granted 800,000 stock options to two of our directors for services rendered in their capacity as members of our Board of Directors and an additional 300,000 stock options to our CFO and legal counsel. These stock options vested immediately and are exercisable for a ten year period at $0.09 per share.  The 1,100,000 options  had an estimated fair value of $87,816 using the Black Scholes Valuation model.

On May 4, 2011 the Company entered into a note payable agreement with an unrelated party to borrow $35,000 at 5% per annum.  This note is due upon demand.

In accordance with ASC 855-10, the Company’s management reviewed all material events from March 31, 2011 through the issuance date of this report and there are no other material subsequent events to report.

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

On August 6, 2008, with the approval of our Board of Directors, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to “American Exploration Corporation.” We currently are a natural resource exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the United States and within North America. Effective at the opening for trading on August 19, 2008, our trading symbol for our shares traded on the Over-the-Counter Bulletin Board changed to “AEXP.OB.”

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

Merger Agreement

Our Board of Directors has authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio will be negotiated upon the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. As of the date of the Merger Agreement, there were 60,373,333 shares of our common stock issued and outstanding with the result that 15,068,333 shares of common stock of Mainland Resources are to be issued to our shareholders upon consummation and completion of the Merger Agreement, which shares may be increased based upon an increase in the number of our shares issued and outstanding subsequent to the Merger Agreement. In further accordance with the terms and provisions of the Merger Agreement, and based upon the closing market price of Mainland Resource’s common stock of $1.25 per share as reported on the OTC Bulletin Board on March 18, 2010, the total share consideration to be issued to our shareholders at the date of the Merger Agreement will be valued at $18,741,666. In the event the Merger Agreement is consummated and the merger is completed: (i) Mainland Resources will be the surviving corporation; (ii) Mainland Resources will be vested with all of our assets and property (as discussed below); and (iii) our shareholders will hold approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

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

Amending Agreements

Effective July 28, 2010, we entered into that certain letter agreement dated July 28, 2010 (the “Letter Agreement”) with Mainland Resources in regards to the Merger Agreement. . The Merger Agreement was subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement were not satisfied at or before September 30, 2010 or such later date as may be mutually agreed upon (the “Termination Date”). In accordance with the terms and provisions of the Letter Agreement, the Termination Date was extended to September 30, 2010.

Effective on September 7, 2010, we entered into an amending agreement (the “September 2010 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the September 2010 Amending Agreement, the Termination Date was extended to December 31, 2010.

Effective on December 23, 2010, we entered into an amending agreement (the “December 2010 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the December 2010 Amending Agreement, the Termination Date was extended to April 5, 2011.

Effective on March 14, 2011, we entered into an amending agreement (the “March 2011 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement.  In accordance with the terms and provisions of the March 2011 Amending Agreement, the Termination Date was extended to May 31, 2011.

Effective on May 18, 2011, we entered into an amending agreement (the “May 2011 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement.  In accordance with the terms and provisions of the May 2011 Amending Agreement, the Termination Date was extended to August 31, 2011.

Westrock Option Agreement

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock. Westrock owned all right, title and interest in and to approximately 5,000 net acres of oil and gas leases located in Mississippi (collectively, the ”Leases”). We had an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625 per net acre for a total purchase price of $3,125,000. The contiguous acreage involves several landowners, with mineral lease expiry extending beyond 2011. The original terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 upon final payment of the remaining balance of $2,018,750.

Effective on January 8, 2009, we entered into an amendment to the Option Agreement (the “Amended Option Agreement”) with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence. Effective on March 18, 2009, we entered into a further amendment to the Option Agreement (“the “Second Amended Option Agreement”) with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until May 15, 2009 to complete our due diligence; (ii) we paid to Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the working and revenue interest in the Leases to us would be no later than May 15, 2009.

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

On November 2, 2010, we executed a letter amendment to the Option Agreement with Westrock.  In the November 2, 2010 letter agreement, we agreed to drill and complete at least one well on the Leases in the Bossier/Haynesville geological zone no later than December 31, 2011.

Mainland Resources Letter Agreement

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completion, for oil and gas activities on the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and us, respectively.

On March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 well, which contemplated drilling to a depth of 22,000 feet or a depth sufficient to evaluate the Bossier/Haynesville formations. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, we had thirty days to contribute our 20% share of the total completed well cost or $2,710,000.

On April 27, 2010, we failed to fund our 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 well within the thirty - day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010). As a result, we forfeited 29% (of the total 49% held by American) working interest in the Burkley-Phillips No. 1 well and the prospect in favor of Mainland Resources. We continued to be entitled to a 20% working interest in the Burkley-Phillips No.1 well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related joint operating agreement). If the Merger Agreement is approved and proceeds as proposed, our 20% working interest in the well and the prospect after completion will be owned by Mainland Resources, the resultant merged entity.

Mainland subsequently renegotiated the term on the leases originally held by American as well as those they had secured on the Buena Vista structure in Mississippi. The lease expiration dates have been extended beyond 2011.

Burkley-Phillips No. 1 Well

Management believed that over-thickened gas-charged Bossier/Haynesville Shale reservoir existed within the mineral leases acquired from Westrock in Mississippi.  A deep well drilled to a depth of 22,000 feet on these leases in 1981 confirmed the presence of highly over-pressured natural gas within an exceptionally thick Bossier/Haynesville section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Bossier/Haynesville shale.

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

As discussed above, Mainland Resources issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 well in early April, 2010 and engaged RAPAD Drilling & Well Service, Inc., of Jackson, Mississippi, as the drilling contractor. Drilling commenced on July 21, 2010 and the new well, located approximately 1,000 ft. away from the original well drilled on the property in 1981, was planned for a total depth of 22,000 ft. The Bossier/Haynesville interval was the primary target, although other secondary targets were identified as possible targets.

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

As noted above, the AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000. The actual total drilling cost was approximately $10,200,000, and Mainland Resources anticipates that it will incur approximately $5,000,000 in additional post-drilling completion costs.

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

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Three Month Periods Ended March 31,		For the Period from May 11, 2006 (inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	158,379	206,476	2,853,393
Depreciation and amortization	842	842	9,095
Total Operating Expenses	159,221	207,318	2,862,488

Net Loss From Operations	(159,221)	(207,318)	(2,862,488)

Other Income (Expense)
Loss on sale of assets	-	-	(1,161)
Interest expense	(6,102)	(3,445)	(83,260)
Other Income	-	75,000	173,800
Total Other Expense	(6,102)	71,555	89,019

Net Loss	$(165,323)	$(135,763)	$(2,773,469)

BALANCE SHEET DATA
Total Assets	$3,784,990
Total Liabilities	$435,110
Total Stockholders’ Equity	$3,349,880

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

We are an exploration stage company and have not generated any revenue to date. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 3, 2011 Compared to Three Month Period Ended March 31, 2010.

Our net loss for the three month period ended March 31, 2011 was $165,323 compared to a net loss of $135,763 during the three month period ended March 31, 2010, an increase of $29,560. We generated no revenue for the three month period ended March 31, 2011 and March 31, 2010, respectively.

During the three month period ended March 31, 2011, we incurred operating expenses of $159,221 compared to $207,318 incurred during the three month period ended March 31, 2010, a decrease of $48,097. The decrease in operating expenses was primarily attributable to the following items: (i) professional fees of $63,925 (2010: $77,615); and (ii) investor relations of $-0- (2010: $8,410).

Operating expenses in 2011 decreased primarily due to less activity as compared to the period ended March 31, 2010. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Of the $159,221 and $207,318 incurred as operating expenses during the three month periods ended March 31, 2011 and 2010, respectively, we incurred management fees of $53,250 to our officers and directors for both periods.

Interest expense of $6,102 (2010: $3,445) incurred during the three month period ended March 31, 2011 was recorded. During the 2010 period, we also recognized $75,000 as other income related to the non-refundable deposit paid by Avere Energy pursuant to the termination of their efforts to farm in on our Buena Vista prospect.

Our net loss during the three month period ended March 31, 2011 was $165,323 or $0.00 per share, compared to a net loss of $135,763 or $0.00 per share during the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As of March 31, 2011, our current assets were $11,807 and our current liabilities were $435,110, which resulted in a working capital deficit of $423,303. As of March 31, 2011, current assets were comprised of $11,807 in cash and cash equivalents and current liabilities were comprised of: (i) $8,612 in accounts payable and accrued liabilities; (ii) $103,462 in accounts payable– related parties; (iii) 80,000 in short-term notes payable; (iv) $147,809 in short term notes payable – related parties; and (v) $95,277 in convertible notes payable – related party.

As of March 31, 2011, our total assets were $3,784,990 comprised of: (i) $11,807 in current assets; (ii) $2,182 in website, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The slight decrease in total assets during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the amortization of website cost.

As of March 31, 2011, our total liabilities were $435,110 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in short-term notes payable – related parties and accounts payable – related parties.

Stockholders’ equity decreased from $3,431,082 as of December 31, 2010 to $3,349,990 as of March 31, 2011 primarily due to the losses incurred during the period, which were partially offset by the amortization of stock-based compensation.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $28,926 compared to $82,677 used during the three month period ended March 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $165,323 (2010: $135,763), which was partially offset by $842 (2010: $842) in amortization  expense, $84,121 (2010: $69,193) in share-based compensation and $59,352 (2010: $3,474) in accounts payable – related parties. Net cash flows used in operating activities was reduced by $(7,918) (2010: ($20,423)) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2011and March 31, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $30,000 compared to $75,000 for the three month period ended March 31, 2010. Cash flows from financing activities for the three month period ended March 31, 2011 consisted of $30,000 related to borrowings under a note payable. Cash flows from financing activities for the three month period ended March 31, 2010 consisted of $75,000 in proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal years ended December 31, 2010 and 2009 was dedicated to financing and identification of a potential drilling partner and merger candidate. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. As of the date of this Report, management fully anticipates that the Merger Agreement with Mainland Resources will be consummated and the merger transaction effected. In the event the Merger Agreement is not consummated, possible further advances from related parties and the sale of securities would be required to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through proceeds from the private placement of equity and debt instruments. In the event the Merger Agreement is not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) additional drilling initiatives on our current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

In the event the Merger Agreement is not consummated and if adequate funds were not available or were not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or further develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2011 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; (iii) June 5, 2009 in the amount of $50,000 with one of our previous directors; (iv) June 2, 2010 in the amount of $50,000 with an unrelated third party. (v) February 4, 2011 for $30,000 with an unrelated third party; and (vi) May 4, 2011 in the amount of $35,000 with an unrelated third party.

Effective on September 27, 2010, we entered into a promissory note in the principal amount of $60,000 (the “Note”) with Mainland Resources. The Note evidences monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement, as amended. The Note matured December 31, 2010, bears interest at the rate of 12% per annum and is unsecured.  Effective on December 23, 2010, we entered into amendment no. 1 to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011.  We entered into a further amendment (the Amended Note no. 2) with Mainland Resources to extend the due date to May 31st, 2011. We entered into a further amendment (the Amended Note no. 3) with Mainland Resources to extend the due date to August 31st, 2011.  A note payable for $30,000 was entered into with an unrelated party on February 4, 2011, payable on demand with 5% interest per annum.

Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $95,227 (the “Debenture”) with DMS Ltd. (“DMS”).  In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note is currently in default.

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

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

No Report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

2010 PRIVATE PLACEMENTS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(1) (7) Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8) Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 14, 2010

(2) Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 6, 2010

(3) Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 19, 2010

(4) Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(5) Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(6) Incorporation by referenced from Current Report on Form 8-K filed with the Commission March 18, 2011

AMERICAN EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AMERICAN EXPLORATION CORPORATION

Dated: May 20, 2011		/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: May 20, 2011	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer