Form 10-Q
period 2011-06-30
American Exploration Corp
filed 2011-08-15
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 9, 2011
Common Stock, $0.001	60,273,333

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

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$16,854	$10,733
Total Current Assets	16,854	10,733

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of accumulated amortization of $8,660 and $6,976, respectively	1,340	3,024

Total Assets	$3,789,195	$3,784,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,945	$16,530
Accounts payable – related parties	162,411	44,110
Short-term note payable	115,000	50,000
Short-term notes payable – related parties	147,809	147,809
Convertible notes – related party	95,227	95,227
Total Current Liabilities	527,392	353,676

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,273	60,273
Additional paid-in capital	6,231,499	5,978,955
Accumulated deficit during exploration stage	(3,029,969)	(2,608,146)
Total Stockholders’ Equity	3,261,803	3,431,082

Total Liabilities and Stockholders’ Equity	$3,789,195	$3,784,758

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
 and For the Period from Inception (May 11, 2006) to June 30, 2011
(Unaudited)

					Period from
					Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(May 11, 2006)
	2011	2010	2011	2010	to June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	249,121	192,340	407,500	398,816	3,102,514
Depreciation and amortization	842	842	1,684	1,684	9,937
Total Operating Expenses	249,963	193,182	409,184	400,500	3,112,451

Loss from operations	(249,963)	(193,182)	(409,184)	(400,500)	(3,112,451)

Other income (expense)
Interest expense	(6,537)	(3,652)	(12,639)	(7,097)	(90,157)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	75,000	-	150,000	173,800
Total other income (expense)	(6,537)	71,348	(12,639)	142,903	82,482

Net loss	$(256,500)	$(121,834)	$(421,823)	$(257,597)	$(3,029,969)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	60,273,333	60,262,463	60,273,333	60,083,278

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to June 30, 2011
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

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to June 30, 2011
(Unaudited)
(Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

Private Placement – Feb 22, 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private Placement – April 5, 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	276,772	-	276,772

Net loss	-	-	-	(536,685)	(536,685)
Balance, December 31, 2010	60,273,333	60,273	5,978,955	(2,608,146)	3,431,082

Amortization of share-based compensation	-	-	252,544	-	252,544

Net loss	-	-	-	(421,823)	(421,823)
Balance, June 30, 2011	60,273,333	$60,273	$6,231,499	$(3,029,969)	$3,261,803

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
and For the Period from Inception (May 11, 2006) to June 30, 2011
(Unaudited)

	Six Months Ended June 30,		Inception (May 11, 2006) to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(421,823)	$(257,597)	$(3,029,969)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	1,684	1,684	9,937
Amortization of debt discount	-	-	60,945
Share-based compensation	252,544	138,484	1,497,827
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,585)	(20,047)	6,807
Accounts payable - related parties	118,301	6,888	162,411
Net cash used in operating activities	(58,879)	(130,588)	(1,290,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	125,000	2,063,250
Proceeds from notes payable	65,000	50,000	115,000
Proceeds from notes payable - related parties	-	-	152,809
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	65,000	175,000	2,426,286

Increase in cash during the period	6,121	44,412	16,854

Cash, beginning of the period	10,733	9,560	-

Cash, end of the period	$16,854	$53,972	$16,854

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of American Exploration Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

For the three and six month periods ended June 30, 2011 and 2010, options to purchase 3,900,000 and 2,700,000 shares of common stock, and warrants to purchase 0 and 659,166 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. At June 30, 2011, all options and warrants had exercise prices in excess of the Company’s common stock price at period end.  Also, for the three and six months ended June 30, 2011 and 2010, approximately 200,000 shares of common stock associated with the conversion feature in the convertible note entered into in January 2010 were excluded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and the Federal Deposit Insurance Corporation (FDIC). As of June 30, 2011, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor.

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

As of June 30, 2011, the Company had no proved properties and, based upon the current status of the exploratory well in progress at June 30, 2011 on the Company’s properties, no impairment of unevaluated oil and gas properties was indicated.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to June 30, 2011 of $3,029,969, has negative working capital of $510,538 at June 30, 2011 and is currently in default on certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements and current efforts are further described in Note 3 and Note 5.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. In response to these problems, management has planned or completed the following actions:

•	The Company has completed a Registration Statement and obtained a trading symbol for its common shares on the OTCBB .
•	Management intends to raise additional funds through public or private equity or debt offerings.
•	Management has changed the focus of the Company’s operations to oil and gas exploration and development from the provision of engineering services.

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

The Company, together with Mainland Resources, filed the registration statement on Form S-4/A related to the merger agreement on July 27, 2011.  If the merger is completed, Mainland Resources will be the surviving corporation, and will acquire all of the Company’s assets and property.

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

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation expense of $138,385 and $69,193, respectively, related to these options during the three and six month periods ended June 30, 2011 and 2010.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share were granted to two directors of the Company.  The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  These options vest immediately and $14,928 of share-based compensation was recognized during the six months ended June 30, 2011 related to this option grant.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company.  These options had an exercise price of $0.09 per share. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  These options vest immediately and $99,231 of share-based compensation was recognized during the three and six months ended June 30, 2011 related to this option grant.

A summary of stock option activity for the six months ended June 30, 2011 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,700,000	$0.80	$-
Granted	1,200,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2011	3,900,000	$0.58	$-
Exercisable June 30, 2011	2,133,333	$0.40	$-

The Company recognized total stock-based compensation expense of $252,544 related to these options during the six months ended June 30, 2011.  As of  June 30, 2011 the total unrecognized stock-based compensation expense related to non-vested stock options was $1,453,058. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 4.2 years. The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2011 is 8.7 years.

Warrants

A summary of warrant activity and related information for the six months ended June 30, 2011 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	250,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(250,000)	$0.50	$-
Outstanding and exercisable at June 30, 2011	-	$-	$-

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 4. RELATED PARTY TRANSACTIONS

As of June 30, 2011, directors of the Company had outstanding loans to the Company of $87,809 that were used to pay operating expenses of the Company.  Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand.  All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD $95,227).  The unpaid principal amount can be converted into common stock at the price of $0.50 per share.  The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

As of June 30, 2011, the Company owed $162,411 to related parties, which consisted of $128,412 of professional fees owed to entities owned by the Company’s CEO and CFO, and $33,999 of accrued interest on related party notes from above.

As of June 30, 2011 through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay operating costs during the merger period.  The note bears interest at 12% and was due on December 31, 2010.  On December 23, 2010, the Company entered into an amendment to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011.  On March 30, 2011, the Company entered into a further amendment with Mainland Resources to extend the due date to May 31, 2011. On May 17, 2011, the Company entered into a further amendment with Mainland Resources to extend the due date to August 31, 2011.

NOTE 5. NOTES PAYABLE

In June 2010, the Company borrowed $50,000 pursuant to a note payable agreement with an unrelated third party. The note bears interest at 5% per annum, is unsecured and matured on June 2, 2011. Interest together with principal was due at the maturity date.  The note was not paid at the maturity date, is currently in default and is still accruing interest.

On February 4, 2011, the Company borrowed an additional $30,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 5% per annum, is unsecured and is due on demand.

On May 3, 2011 the Company borrowed $35,000 pursuant to a note payable agreement with an unrelated third party.  The note bears interest at 5% per annum, is unsecured and interest together with principal is due on demand.

As of June 30, 2011 and through the date of this filing, the Company has not received a demand notice from any of the lenders noted above for payment of principal or interest on these notes payable.

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

On August 19, 2009, the Company entered into a final amendment to the Option Agreement whereby the Company (i) agreed to issue 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement, and (ii) agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and the Company which extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011.

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

Mainland Resources, Inc. Joint Development Project

On September 17, 2009, the Company executed a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) the Company agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) the Company agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area.  Future costs, including drilling and completion, for oil and gas activities of the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and the Company, respectively.

On March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet, or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, the Company had thirty days to contribute our 20% share of the total completed well cost, or $2,710,000.

On April 27, 2010, the Company failed to fund its 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, the Company forfeited its right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. The Company will continue to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by the Company with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The Company is currently consulting with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well, such that the well can be properly tested and evaluated within 2011. The well was drilled on the Westrock leases and completion during 2011 will satisfy all requirements related to the Option Agreement discussed above.

Avere Energy Inc. Farm-In Agreement

Effective on January 15, 2010, the Company executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding its Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy was to enter into a definitive farm-in agreement with us whereby Avere Energy would farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which was 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which was 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which was recognized as other income in the accompanying income statement.

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

At June 30, 2011 the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For June 30, 2011, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At June 30, 2011, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2011, the Company has a net operating loss carry forward of approximately $1.5 million, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 8. SUBSEQUENT EVENTS

On August 11 2011, the Company entered into a note payable with an unrelated party to borrow $20,000 at 10% per annum. The note is due upon demand.

In accordance with ASC 855-10, the Company’s management reviewed all material events from June 30, 2011 through the issuance date of this report and there are no other material subsequent events to report.

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

During fiscal year ended December 31, 2009, two separate evaluations were undertaken to review the land title status of the Leases. Both evaluations concluded that all was satisfactory and title could be cleanly transferred to us from Westrock. Therefore, effective on August 17, 2009, we entered into a further amendment to the Option Agreement (the “Third Amended Option Agreement”) with Westrock. Pursuant to the Third Amended Option Agreement: (i) we agreed to issue an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 (the “Purchase Price”); and (ii) we agreed to drill and complete a minimum of at least one well on the properties in the Bossier/Haynesville geological zone no later than December 31, 2010.

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

Burkley-Phillips No. 1 Well

Management believes that over-thickened gas-charged Bossier/Haynesville Shale reservoir exists within the mineral leases acquired from Westrock in Mississippi.  A deep well drilled to a depth of 22,000 feet on these leases in 1981 confirmed the presence of highly over-pressured natural gas within an exceptionally thick Bossier/Haynesville section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Bossier/Haynesville shale.

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

As noted above, the AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000. The actual total drilling cost was approximately $10,200,000, and Mainland Resources anticipates that it will incur at least $5,000,000 in additional post-drilling completion costs.

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

We are currently working with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well. The well was successfully drilled on the Westrock leases through the target shale gas zone, with plans to complete this well in 2011. Completion of the well during 2011 will satisfy all requirements related to the Westrock Agreement.

Furthermore, Mainland Resources has engaged a leading reservoir completions expert to design and supervise the fracture treatment ("frac") of the Burkley Phillips No. 1 well. Petrophysical and gas in place assessments have been completed, which further demonstrate significant gas within the Bossier/Haynesville succession in the Burkley-Phillips #1 well.  Mainland has been investigating financing options on terms that are satisfactory to them, which would enable additional exploration work and, if merited, future development work on the Buena Vista property. Project financing may involve offering interests to one or more third parties, on an earn-in basis.

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Six Month Periods Ended June 30, 2011 2010		For the Period from May 11, 2006 (inception) to June 30, 2011

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	407,500	398,816	3,102,514
Depreciation and amortization	1,684	1,684	9,937
Total Operating Expenses	409,184	400,500	3,112,451

Net Loss From Operations	(409,184)	(400,500)	(3,112,451)

Other Income (Expense)
Loss on sale of assets	-	-	(1,161)
Interest expense	(12,639)	(7,097)	(90,157)
Other Income	-	150,000	173,800
Total Other Expense	(12,639)	142,903	82,482

Net Loss	$(421,823)	$(257,597)	$(3,029,969)

BALANCE SHEET DATA
Total Assets	$3,789,195
Total Liabilities	$527,392
Total Stockholders’ Equity	$3,261,803

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

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010.

Our net loss for the six month period ended June 30, 2011 was $421,823 compared to a net loss of $257,597 during the six month period ended June 30, 2010, an increase of $164,226. We generated no revenue for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

During the six month period ended June 30, 2011, we incurred operating expenses of $409,184 compared to $400,500 incurred during the six month period ended June 30, 2010, an increase of $8,684. The increase in operating expenses was primarily attributable to an increase in share-based compensation of $114,060, from $252,544 for the six months ended June 30, 2011 compared to $138,484 for the six month period ended June 30, 2010, offset by a decrease in legal and professional fees of $71,970, from $49,215 for the six months ended June 30, 2011, compared to $121,185 for the six month period ended June 30, 2010.

Of the $409,184 and $400,500 incurred as operating expenses during the six month periods ended June 30, 2011 and 2010, respectively, we incurred management fees of $106,500 to our officers and directors for both periods.

Interest expense of $12,639 (2010: $7,097) incurred during the six month period ended June 30, 2011, was recorded. During the six month period ended June 30, 2010, we also recognized $150,000 as other income related to the non-refundable deposit and break fee paid by Avere Energy pursuant to the termination of their efforts to farm-in on our Buena Vista prospect.

Our net loss during the six month period ended June 30, 2011 was $421,823 or $0.01 per share, compared to a net loss of $257,597 or $0.00 per share during the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was $256,500 compared to a net loss of $121,834 during the three month period ended June 30, 2010, an increase of $134,666. We generated no revenue for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

During the three month period ended June 30, 2011, we incurred operating expenses of $249,963 compared to $193,182 incurred during the three month period ended June 30, 2010, an increase of $56,781. The increase in operating expenses was primarily attributable to an increase in share-based compensation of $99,230, from $168,423 for the three months ended June 30, 2011, compared to $69,193 for the three month period ended June 30, 2010, partially offset by a decrease in legal and professional fees of $45,008, from $21,468 for the three months ended June 30, 2011 compared to $66,476 for the three month period ended June 30, 2010.

Interest expense of $6,537 (2010: $3,652) incurred during the three month period ended June 30, 2011 was recorded. During the three month period ended June 30, 2010, we also recognized $75,000 as other income related to the break fee paid by Avere Energy pursuant to the termination of their efforts to farm-in on our Buena Vista prospect.

Our net loss during the three month period ended June 30, 2011 was $256,500 or $0.00 per share, compared to a net loss of $121,834 or $0.00 per share during the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $16,854 and our current liabilities were $527,392, which resulted in a working capital deficit of $510,538. As of June 30, 2011, current assets were comprised of $16,854 in cash and cash equivalents and current liabilities were comprised of: (i) $6,945 in accounts payable and accrued liabilities; (ii) $162,411 in accounts payable– related parties; (iii) $115,000 in short-term notes payable; (iv) $147,809 in short-term notes payable – related parties; and (v) $95,227 in convertible notes payable – related party.

As of June 30, 2011, our total assets were $3,789,195 comprised of: (i) $16,854 in current assets; (ii) $1,340 in website, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The slight increase in total assets during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in cash and cash equivalents from the issuance of notes payable.

As of June 30, 2011, our total liabilities were $527,392, comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable – related parties of $118,301 and short-term notes payable of $65,000.

Stockholders’ equity decreased from $3,431,082 as of December 31, 2010 to $3,261,803 as of June 30, 2011 primarily due to the losses incurred during the period, which were partially offset by the amortization of stock-based compensation.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities was $58,879 compared to $130,588 used during the six month period ended June 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $421,823 (2010: $257,597), which was partially offset by $1,684 (2010: $1,684) in depreciation and amortization expense, $252,544 (2010: $138,484) in share-based compensation, and a $118,301 (2010: $6,888) increase in  accounts payable – related parties.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2011 and June 30, 2010, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $65,000, compared to $175,000 for the six month period ended June 30, 2010. Cash flows from financing activities for the six month period ended June 30, 2011 consisted of $65,000 related to borrowings under notes payable. Cash flows from financing activities for the six month period ended June 30, 2010 consisted of $125,000 in proceeds from sale of common stock and warrants and $50,000 related to borrowings under a note payable.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during the fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.   Removed and Reserved

ITEM 5.   OTHER INFORMATION

No report required.

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

3.1.4	Certificate of Change dated October 7, 2010 filed with the Nevada Secretary of State. (8)

3.2	Bylaws (1)

Ex-101.xml	XBRL INSTANCE DOCUMENT

Ex-101.sch	XBRL TAXONOMY EXTENSION SCHEMA

Ex-101.cal	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

Ex-101.def	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Ex-101.pre	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Ex-101.lab	XBRL TAXONOMY EXTENSION LABEL LINKBASE

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March __, 2010 between American Exploration Corporation and Mainland Resources Inc.

10.5	Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated September 27, 2010 (9)

10.6	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated September 7, 2010 (10)

10.7	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated December 23, 2010. (11)

10.8	Amendment to Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated December 23, 2010. (12)

10.9	Amending Agreement between American Exploration Corporation and Mainland Resources Inc. dated March 14, 2011. (13)

10.10	Amendment No. 2 to Promissory Note between American Exploration Corporation and Mainland Resources Inc. dated March 30, 2011.

16. 1	Letter from Moore & Associates dated August 11, 2009. (6)

16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
_________________
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

(3)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission October 19, 2010

(4)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(5)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011

(6)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission March 18, 2011

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

AMERICAN EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: August 15, 2011	By:	/s/ STEVE HARDING
Steve Harding, President/Chief Executive Officer

Dated: August 15, 2011	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer