Form 10-Q
period 2011-09-30
American Exploration Corp
filed 2011-11-15
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 15, 2011
Common Stock, $0.001	60,273,333

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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$15,208	$10,733
Total Current Assets	15,208	10,733

Oil and gas properties – unevaluated, not subject to amortization	3,771,001	3,771,001
Website, net of amortization of $9,502 and $6,976, respectively	498	3,024

Total Assets	$3,786,707	$3,784,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$17,550	$16,530
Accounts payable – related parties	223,455	44,110
Short-term note payable	135,000	50,000
Short-term notes payable – related parties	147,809	147,809
Convertible notes – related party	95,227	95,227
Total Current Liabilities	619,041	353,676

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,273	60,273
Additional paid-in capital	6,300,692	5,978,955
Accumulated deficit during exploration stage	(3,193,299)	(2,608,146)
Total Stockholders’ Equity	3,167,666	3,431,082

Total Liabilities and Stockholders’ Equity	$3,786,707	$3,784,758

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
 and For the Period from Inception (May 11, 2006) to September 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 11, 2006) to September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	155,532	155,514	563,032	554,330	3,258,046
Amortization	842	842	2,526	2,526	10,779
Total Operating Expenses	156,374	156,356	565,558	556,856	3,268,825

Loss from Operations	(156,374)	(156,356)	(565,558)	(556,856)	(3,268,825)

Other Income (Expense)
Interest expense	(6,956)	(2,899)	(19,595)	(9,996)	(97,113)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	23,800	-	173,800	173,800
Total other income (expense)	(6,956)	20,901	(19,595)	163,604	75,526

Net loss	$(163,330)	$(135,455)	$(585,153)	$(393,052)	$(3,193,299)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	60,273,333	60,273,333	60,273,333	60,147,326

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to September 30, 2011
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

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to September 30, 2011
(Unaudited)
(Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

Private Placement – Feb 22, 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private Placement – April 5, 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	276,772	-	276,772

Net loss	-	-	-	(536,685)	(536,685)
Balance December 31, 2010	60,273,333	60,273	5,978,955	(2,608,146)	3,431,082

Amortization of share-based compensation	-	-	321,737	-	321,737

Net loss	-	-	-	(585,153)	(585,153)
Balance September 30, 2011	60,273,333	$60,273	$6,300,692	$(3,193,299)	$3,167,666

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
and For the Period from Inception (May 11, 2006) to September 30, 2011

	Nine Months Ended September 30,		Inception (May 11, 2006) to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(585,153)	$(393,052)	$(3,193,299)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	2,526	2,526	10,779
Amortization of debt discount	-	-	60,945
Share-based compensation	321,737	207,579	1,567,019
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,021	(5,918)	17,413
Accounts payable - related parties	179,345	10,069	223,455
Net cash used in operating activities	(80,525)	(178,796)	(1,312,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	125,000	2,063,250
Proceeds from notes payable	85,000	50,000	135,000
Proceeds from notes payable - related parties	-	-	152,809
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	85,000	175,000	2,446,286

(Decrease) increase in cash during the period	4,475	(3,796)	15,208

Cash, beginning of the period	10,733	9,560	-

Cash, end of the period	$15,208	$5,764	$15,208

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

For the three and nine month periods ended September  30, 2011 and 2010, the dilutive effect of options to purchase 3,900,000 and 2,700,000 shares of common stock, and warrants to purchase 0 and 659,166 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. At September 30, 2011, all options had exercise prices in excess of the Company’s common stock price at period end. Also, for the three and nine months ended September 30, 2011 and 2010, approximately 200,000 shares of common stock associated with the conversion feature in the convertible note entered into in January 2010 were excluded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation (CDIC) and the Federal Deposit Insurance Corporation (FDIC). As of September 30, 2011, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor.

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

As of September 30, 2011, the Company had no proved properties and, based upon the current status of the exploratory well in progress at September 30, 2011 on the Company’s properties, no impairment of unevaluated oil and gas properties was indicated.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to September 30, 2011 of $3,193,299, has negative working capital of $603,833 at September 30, 2011 and is currently in default on certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements and current efforts are further described in Note 3 and Note 5.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

Mainland Resources, Inc. Merger Agreement

In 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland
Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. The Merger Agreement, as amended, is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before January 31, 2012, or such later date as may be mutually agreed upon (the “Termination Date”).

The Company, together with Mainland Resources, filed the registration statement on Form S-4/A related to the merger agreement on July 27, 2011. Comments were received from the SEC, and the S-4/A merger document was refiled on September 28, 2011. If the merger is completed, Mainland Resources will be the surviving corporation, and will acquire all of the Company’s assets and property.

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

On April 5, 2010 a private placement closed for 200,000 shares at $0.25 per share or $50,000. The investor also received 100,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $17,403 and expired without exercise in April 2011.

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

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation expense of $69,194 and $207,578, respectively, related to these options during the three and nine month periods ended September 30, 2011.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a ten year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  The Company recognized stock-based compensation of $14,928 related to these options during the nine month period ended September 30, 2011.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company. These options had an exercise price of $0.09 per share, a ten year life and vested immediately. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation of $99,231 related to these options during the nine month period ended September 30, 2011.

A summary of stock option activity for the nine months ended September 30, 2011 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,700,000	$0.80	$-
Granted	1,200,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2011	3,900,000	$0.58	$-
Exercisable September 30, 2011	2,133,333	$0.40	$-

The Company recognized total stock-based compensation expense of $69,194 and $321,737 related to these options during the three and nine months ended September 30, 2011. As of September 30, 2011 the total unrecognized stock-based compensation expense related to non-vested stock options was $1,383,862. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 3.9 years. The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2011 is 8.45 years.

Warrants

A summary of warrant activity and related information for the nine months ended September 30, 2011 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	250,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(250,000)	$0.50	$-
Outstanding and exercisable at September 30, 2011	-	$-	$-

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 4. RELATED PARTY TRANSACTIONS

As of September 30, 2011, directors of the Company had outstanding loans to the Company of $87,809  that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN$100,000 (USD $95,227). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

As of September 30, 2011, the Company owed $223,455 to related parties, which consisted of $182,500 of professional fees owed to entities owned by the Company’s CEO and CFO, and $40,955 of accrued interest on related party notes from above.

As of September 30, 2011 through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. On December 23, 2010, the Company entered into an amendment to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011. On March 30, 2011, the Company entered into a further amendment with Mainland Resources to extend the due date to May 31, 2011. On May 17, 2011, the Company entered into a further amendment with Mainland Resources to extend the due date to August 31, 2011. A further amendment with Mainland Resources was entered into August 18th, extending the due date to October 31st 2011. The due date was further amended with Mainland Resources on October 26, 2011, extending the due date to January 31, 2012.

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

On May 3, 2011 the Company borrowed $35,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 5% per annum, is unsecured and interest together with principal is due on demand.

On August 11, 2010 the Company borrowed $20,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 10% per annum, is unsecured and interest together with principal is due on demand.

As of September 30, 2011 and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

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

On August 19, 2009, the Company entered into a final amendment to the Option Agreement whereby the Company (i) agreed to issue 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement, and (ii) agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and the Company which extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock is willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event we are unable to provide reasonable financial consideration acceptable to Westrock, we shall be deemed in default of the provisions of the Option Agreement and shall automatically forfeit and transfer to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties and Westrock shall retain all payments made by us under the Option Agreement and all improvements made to the acquired properties. As of the date of this Quarterly Report, management is seeking to identify sources of financial consideration to offer to Westrock. There is no assurance the Company and Westrock will reach agreement regarding the amount of financial consideration to be provided for the extension or, in the event an agreement with Westrock is reached, that the Company will be able to identify or procure the necessary funding.

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

On March 25, 2010, Mainland Resources issued an authorization for expenditure (“AFE”) for the Burkley-Phillips No. 1 Well which contemplated drilling to a depth of 22,000 feet, or a depth sufficient to evaluate the Haynesville Shale formation. The total completed well cost was estimated at $13,550,000. In accordance with the terms and provisions of the Letter Agreement, the Company had thirty days to contribute its 20% share of the total completed well cost, or $2,710,000.

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

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The Company is currently consulting with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well, such that the well can be properly tested and evaluated as soon as funding is secured.. The well was drilled on the Westrock leases.

Avere Energy Inc. Farm-In Agreement

Effective on January 15, 2010, the Company executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding its Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy was to enter into a definitive farm-in agreement with us whereby Avere Energy would farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which was 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which was 40.81% of our working interest (the “Earned Interest’). On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which was recognized as other income for the nine month period ended September 30, 2010 in the accompanying income statement.

Effective on April 20, 2010, we received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, we did not enter into a definitive farm-in agreement with Avere Energy. An additional negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010. The fees paid by Avere Energy have been recognized as other income for the nine month period ended September 30, 2010 in the accompanying income statement.

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

At September 30, 2011 the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For September 30, 2011, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At September 30, 2011, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2011, the Company has a net operating loss carry forward of approximately $1.6 million, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 8. SUBSEQUENT EVENTS

The Company approached Westrock Land Corp. to extend the lease agreement that required completing the Burkley-Phillips well before December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock is willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event we are unable to provide reasonable financial consideration acceptable to Westrock, we shall be deemed in default of the provisions of the Option Agreement and shall automatically forfeit and transfer to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties and Westrock shall retain all payments made by us under the Option Agreement and all improvements made to the acquired properties. As of the date of this Quarterly Report, management is seeking to identify sources of financial consideration to offer to Westrock. There is no assurance the Company and Westrock will reach agreement regarding the amount of financial consideration to be provided for the extension or, in the event an agreement with Westrock is reached, that the Company will be able to identify or procure the necessary funding.

In accordance with ASC 855-10, the Company’s management reviewed all material events from September 30, 2011 through the issuance date of this report and there are no other material subsequent events to report.

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

Our Board of Directors has adopted a resolution approving the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the merger to the stockholders of the Company. Furthermore, our Special Committee of the Board of Directors has also adopted a resolution recommending approval of the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the Board of Directors support the merger to our stockholders.

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

Effective on August 18, 2011, we entered into an amending agreement (the “August 2011 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the August 2011 Amending Agreement, the Termination Date was extended to October 31, 2011.

Effective on October 31, 2011, we entered into an amending agreement (the “October 2011 Amending Agreement”) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the October 2011 Amending Agreement, the Termination Date was extended to January 31, 2012.

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

On November 11, 2011, we received a letter from Westrock advising that Westrock is willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event we are unable to provide reasonable financial consideration acceptable to Westrock, we shall be deemed in default of the provisions of the Option Agreement and shall automatically forfeit and transfer to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties and Westrock shall retain all payments made by us under the Option Agreement and all improvements made to the acquired properties. As of the date of this Quarterly Report, management is seeking to identify sources of financial consideration to offer to Westrock.

In the event that management is not successful in identifying sources of financial consideration suitable to Westrock, it is management’s belief, to the best of its knowledge, that we would loose the twenty percent (20%) interest in the 5,000 acres we secured from Westrock. We would, however, still retain a twenty working interest in the 8,225 acres that Mainland first contributed to the joint venture and a twenty percent (20%) interest in the well. There is no assurance the Company and Westrock will reach agreement regarding the amount of financial consideration to be provided for the extension or, in the event an agreement with Westrock is reached, that the Company will be able to identify or procure the necessary funding.

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

On April 27, 2010, we failed to fund our 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 well within the thirty - day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010). As a result, we forfeited 29% (of the total 49% held by American) working interest in the Burkley-Phillips No. 1 well and the prospect in favor of Mainland Resources. We continued to be entitled to a 20%  interest in the Burkley-Phillips No.1 well and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related joint operating agreement). If the Merger Agreement is approved and proceeds as proposed, our 20% interest in the well and the prospect after completion will be owned by Mainland Resources, the resultant merged entity.

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

As discussed above, Mainland Resources issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 well in early April, 2010 and engaged RAPAD Drilling & Well Service, Inc., of Jackson, Mississippi, as the drilling contractor. Drilling commenced on July 21, 2010 and the new well, located approximately 2,000 ft. away from the original well drilled on the property in 1981, was planned for a total depth of 22,000 ft. The Bossier/Haynesville interval was the primary target, although other secondary targets were identified as possible targets.

The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The well was logged to a depth of approximately 20,040 ft. however, as the wireline logging tools were unable to safely descend past a perceived restriction in the wellbore at that depth. Production casing was set on the well to TD shortly afterwards in early January 2011, having encountered none of the restriction issues experienced by the wireline tools. It is the only well drilled in the Buena Vista area that will test the Bossier/Haynesville shale since shale gas has emerged as a major natural gas resource.

As noted above, the AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000. The actual total drilling cost was approximately $10,200,000, and Mainland Resources anticipates that it will incur at least $5,000,000 in additional post-drilling completion costs.

Large amounts of data were captured in the Burkley-Phillips No. 1 well which may be used to better quantify the nature of gas contained within the reservoir intervals. A 21-foot full core was cut within the Bossier/Haynesville interval (taken from approximately 20,415 feet to 20,436 feet measured depth) in early December, 2010. The core was transported to the Houston, Texas facilities of Core Laboratories NV's Core Lab Petroleum Services Division for comprehensive core analysis, with intent to determine potential volumes of gas in place within the matrix, porosity, permeability, water saturation, mineralogy and total organic content.

In late January 2011, results were received by Mainland Resources from the first series of core analyses which it believes supports excellent gas potential within the Burkley-Phillips No. 1 well. The reservoir characteristics observed in the cored interval were found to be consistent with other gas producing shales when compared to an existing dataset of gas producing shales held by Core Lab. In addition, an extremely over-pressure section was observed in the Burkley-Phillips No. 1 well, which is expected will lend itself to enhanced gas recovery.

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

We are currently working with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well. The well was successfully drilled on the Westrock leases through the target shale gas zone, with plans to complete this well once funding to do so has been secured. The original agreement with Westrock required well completion before December 31, 2011. As discussed above, on November 11, 2011, we received a letter from Westrock advising that Westrock is willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event we are unable to provide reasonable financial consideration acceptable to Westrock, we shall be deemed in default of the provisions of the Option Agreement and shall automatically forfeit and transfer to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties and Westrock shall retain all payments made by us under the Option Agreement and all improvements made to the acquired properties. As of the date of this Quarterly Report, management is seeking to identify sources of financial consideration to offer to Westrock. There is no assurance the Company and Westrock will reach agreement regarding the amount of financial consideration to be provided for the extension or, in the event an agreement with Westrock is reached, that the Company will be able to identify or procure the necessary funding.

Mainland Resources has engaged a leading reservoir completions expert to design and supervise the fracture treatment ("frac") of the Burkley Phillips No. 1 well. Petrophysical evaluation including the calculation of gas in place has been completed, which further demonstrate significant gas within the Bossier/Haynesville succession in the Burkley-Phillips #1 well. Mainland continues to investigate financing options on terms that are satisfactory to them, which would enable additional exploration work and, if merited, future development work on the Buena Vista property. Project financing may involve offering interests to one or more third parties, on an earn-in basis.

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Nine Months Ended September 30, 2011 2010		For the Period from May 11, 2006 (inception) to September 30, 2011

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	563,032	554,330	3,258,046
Depreciation and amortization	2,526	2,526	10,779
Total Operating Expenses	565,558	556,856	3,268,825

Net Loss From Operations	(565,558)	(556,856)	(3,268,825)

Other Income (Expense)
Loss on sale of assets	-	-	(1,161)
Interest expense	(19,595)	(9,996)	(97,113)
Other income	-	173,800	173,800
Total Other Income (Expense)	(19,595)	163,804	75,526

Net Loss	$(585,153)	$(393,052)	$(3,193,299)

BALANCE SHEET DATA
Total Assets	$3,786,707
Total Liabilities	$619,041
Total Stockholders’ Equity	$3,167,666

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

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was $585,153 compared to a net loss of $393,052 during the nine month period ended September 30, 2010, an increase of $192,101. We generated no revenue for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

During the nine month period ended September 30, 2011, we incurred operating expenses of $565,558 compared to $556,856 incurred during the nine month period ended September 30, 2010, an increase of $8,702. Operating expenses during the nine month periods ended September 30, 2011 and 2010 consist primarily of stock-based compensation (2011: $321,737 versus 2010: $207,579) and management fees incurred to our officers and directors ($159,750 for both the 2011 and 2010 periods).

Interest expense of $19,595 (2010: $9,996) incurred during the nine month period ended September 30, 2011 was recorded. During the nine month period ended September 30, 2010, we also recognized $173,800 as other income, of which $150,000 was related to the non-refundable deposit and break fee paid by Avere Energy pursuant to the termination of their efforts to farm-in on our Buena Vista prospect.

Our net loss during the nine month period ended September 30, 2011 was $585,153 or $0.01 per share compared to a net loss of $393,052 or $0.01 per share during the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was $163,330 compared to a net loss of $135,455 during the three month period ended September 30, 2010, an increase of $27,875. We generated no revenue for the three month periods ended September 30, 2011 and September 30, 2010, respectively.

During the three month period ended September 30, 2011, we incurred operating expenses of $156,374 compared to $156,356 incurred during the three month period ended September 30, 2010. Operating expenses during the three month periods ended September 30, 2011 and 2010 consist primarily of stock-based compensation (2011: $69,194 versus 2010: $69,095) and management fees incurred to our officers and directors ($53,250 for both the 2011 and 2010 periods).
.
Interest expense of $6,956 (2010: $2,899) incurred during the three month period ended September 30, 2011 was recorded. During the three month period ended September 30, 2010, we also recognized $23,800 as other income associated with a one-time technical services consulting agreement related to the Buena Vista well.

Our net loss during the three month period ended September 30, 2011 was $163,330 or $0.00 per share, compared to a net loss of $135,455 or $0.00 per share during the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As of September 30, 2011, our current assets were $15,208 and our current liabilities were $619,041, which resulted in a working capital deficit of $603,833. As of September 30, 2011, current assets were comprised of $15,208 in cash and cash equivalents and current liabilities were comprised of: (i) $17,550 in accounts payable and accrued liabilities; (ii) $223,455 in accounts payable–related parties; (iii) $135,000 in short-term notes payable; (iv) $147,809 in short-term notes payable – related parties; and (v) $95,227 in convertible notes payable – related party.

As of September 30, 2011, our total assets were $3,786,707 comprised of: (i) $15,208 in current assets; (ii) $498 in website, net of amortization; and (iii) $3,771,001 in unevaluated oil and gas properties. The slight increase in total assets during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in cash and cash equivalents.

As of September 30, 2011, our total liabilities were $619,041 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable – related parties of $179,345, and an increase in short-term notes payable of $85,000.

Stockholders’ equity decreased from $3,431,082 as of December 31, 2010 to $3,167,666 as of September 30, 2011 primarily due to the losses incurred during the period.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $80,525 compared to $178,796 used during the nine month period ended September 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $585,153 (2010: $393,052), which was partially offset by $2,526 (2010: $2,526) in depreciation and amortization expense, $321,737 (2010: $207,579) in share-based compensation, a $179,345 (2010: $10,069) increase in  accounts payable – related parties, and a $1,021 (2010: ($5,918) increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2011 and September 30, 2010, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $85,000 compared to $175,000 for the nine month period ended September 30, 2010. Cash flows from financing activities for the nine month period ended September 30, 2011 consisted of $85,000 related to borrowings under notes payable. Cash flows from financing activities for the nine month period ended September 30, 2010 consisted of $125,000 in proceeds from sale of common stock and warrants and $50,000 related to borrowings under a note payable.

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

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2011 relates to those certain unsecured promissory notes entered into by us as follows (i) May 15, 2009 in the amount of $30,000 with a related party; (ii) May 29, 2009 in the amount of $7,809 with a related party; (iii) June 5, 2009 in the amount of $50,000 with one of our previous directors; (iv) June 2, 2010 in the amount of $50,000 with an unrelated third party. (v) February 4, 2011 for $30,000 with an unrelated third party; (vi) May 4, 2011 in the amount of $35,000 with an unrelated third party; and (viI) August 11, 2011 in the amount of $20,000 with an unrelated third party..

Effective on September 27, 2010, we entered into a promissory note in the principal amount of $60,000 (the “Note”) with Mainland Resources. The Note evidences monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement, as amended. The Note matured December 31, 2010, bears interest at the rate of 12% per annum and is unsecured.  Effective on December 23, 2010, we entered into amendment no. 1 to the Note (the “Amended Note”) with Mainland Resources to extend the due date to March 31, 2011.  We entered into a further amendment (the Amended Note no. 2) with Mainland Resources to extend the due date to May 31st, 2011. We entered into a further amendment (the Amended Note no. 3) with Mainland Resources to extend the due date to August 31, 2011.  We entered into a further amendment (the Amended Note no. 4) with Mainland Resources to extend the due date to October 31, 2011. We entered into a further amendment (the Amended Note no. 5) with Mainland Resources to extend the due date to January 31, 2012.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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
__________
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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5)  Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6)  Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7)  Incorporated by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8)  Incorporated by referenced from Current Report on Form 8-K filed with the Commission October 14, 2010.

(9) Incorporated by referenced from Current Report on Form 8-K filed with the Commission October 6, 2010,

(10) Incorporated by referenced from Current Report on Form 8-K filed with the Commission October 19, 2010.

(11)  Incorporated by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011.

(12)  Incorporation by referenced from Current Report on Form 8-K filed with the Commission January 3, 2011.

(13) Incorporation by referenced from Current Report on Form 8-K filed with the Commission March 18, 2011.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

AMERICAN EXPLORATION CORPORATION

Dated: November 15 , 2011	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: November 15, 2011	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer