Form 10-K
period 2011-12-31
American Exploration Corp
filed 2012-05-16
CIK 1388486

U.S. SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒ No ☐

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2011 is $4,851,233.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of May 15, 2012 Common Stock, $0.001, 60,273,333 shares

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

RECENT DEVELOPMENTS

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024. Effective November 1, 2011, Routh Stock Transfer merged with Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, with whom we continue to work.

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

Merger Agreement

Our Board of Directors previously authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 (the “Execution Date”) with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provided for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it was contemplated that our shareholders would receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The specific share exchange ratio was to be negotiated upon the completion of “fairness opinions” conducted by independent financial advisors and technical due diligence by both Mainland and American. In the event the Merger Agreement was consummated and the merger was completed: (i) Mainland Resources would have been the surviving corporation; (ii) Mainland Resources would have been vested with all of our assets and property (as discussed below); and (iii) our shareholders would have held approximately twenty percent (20%) of the total issued and outstanding shares of common stock of Mainland Resources.

The Merger Agreement was subject to various conditions precedent including, but not limited to, the following: (i) approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement; (ii) completion of satisfactory due diligence by both us and Mainland Resources within thirty (30) days of the Execution Date of the business and affairs of each respective company to determine the general and economic feasibility of the merger; (iii) the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law, which shall not exceed 5% of the total issued and outstanding shares of Mainland Resources common stock; (iv) receipt by us and Mainland Resources of a draft fairness opinion (each a “Fairness Opinion”) of its own independent financial advisor to the effect that, as of the Execution Date, the merger is fair from a financial point of view to the shareholders of each respective company (subject to the assumptions, qualifications and limitations relating to such opinion); (v) the acceptance and approval of the Fairness Opinion by our Board of Directors and the board of directors of Mainland Resources, respectively; and (vi) confirmation of the accuracy and material compliance of our representations, warranties and covenants and those representations, warranties and covenants of Mainland Resources.

On May 5, 2010, we issued a press release announcing that we and Mainland Resources had each completed, to our satisfaction, respective due diligence investigations of the other party's business and affairs within the thirty day due diligence period contemplated by the Merger Agreement.  In addition, each party had received a fairness opinion (each, a "Fairness Opinion") of its own independent financial advisor to the effect that, as of the date of the Merger Agreement, the merger was fair from a financial point of view to holders of such party's shares (subject to the assumptions, qualifications and limitations relating to such opinion). Each Fairness Opinion set forth the procedures followed, the assumptions made, qualifications and limitations on the review undertaken, and various other matters, and was annexed as an exhibit to the Registration Statement on Form S-4 that Mainland Resources filed with the Securities and Exchange Commission to register the securities of Mainland Resources to be issued in exchange for securities of American Exploration. If the merger was completed, Mainland Resources would have been the surviving corporation, and would become vested with all of the Company’s assets and property. Each Fairness Opinion did not constitute a recommendation as to how any stockholder should vote on the merger or any matter relevant to the Merger Agreement.

Our Board of Directors had adopted a resolution approving the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the merger to the stockholders of the Company. Furthermore, our Special Committee of the Board of Directors had also adopted a resolution approving the merger on the terms and subject to the conditions of the Merger Agreement, and recommending the merger to our stockholders.

Together with Mainland Resources, we filed a registration statement with the Securities and Exchange Commission on Form S-4 on July 27, 2011 relating to the Merger Agreement. Numerous rounds of comments were received from the Securities and Exchange Commission necessitating filing of amendments. During the review process by the Securities and Exchange Commission, the lease extension we requested from Westrock Land Corp. (“Westrock”) was not granted requiring the 5,000 acre lease that we previously held to be relinquished to Westrock. Mainland Resources subsequently ceased all efforts to continue the merger process with the Securities and Exchange Commission following our loss of the lease thus resulting in cancellation of the merger. See  “-Termination of Merger” and “-  Westrock Option Agreement”.

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

Effective May 17, 2011, we entered into an amending agreement (the “May 2011 Amending Agreement) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the May 2011 Amending Agreement, the Termination Date was extended to August 31, 2011.

Effective August 18, 2011, we entered into an amending agreement (the “August 2011 Amending Agreement) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the August 2011 Amending Agreement, the Termination Date was extended to October 31, 2011.

Effective October 31, 2011, we entered into an amending agreement (the “October 2011 Amending Agreement) with Mainland Resources in regards to the Merger Agreement. In accordance with the terms and provisions of the October 2011 Amending Agreement, the Termination Date was extended to January 31, 2012.

Termination of Merger

Under Section 7.3 of the Merger Agreement: (i) either we or Mainland Resources may terminate the Merger Agreement if certain conditions specified in the Merger Agreement were not satisfied at or before the “Termination Date”, which is defined in Section 1.1 of the Merger Agreement to mean January 31, 2012, or such later date as may be mutually agreed; or (ii) we and Mainland Resources may mutually agree to terminate the Merger Agreement (without further action on the part of the shareholders of the Corporation) anytime prior to the filing of the Articles of Merger.

Our Board of Directors determined that it was in the best interests of us and our shareholders to mutually agree with Mainland Resources to terminate the Merger Agreement. The Board of Directors based its decision upon considerable analysis of certain factors including, but not limited to: (i) our default of the Option Purchase Agreement whereby a well needed to be drilled and completed by the 31st of December 2011 and based upon the Transfer of Leases concluded on December 12th 2011,  we no longer had the asset base, including the Leases, previously held to contribute now making such a merger undesirable; (ii) our retention of a twenty percent (20%) working interest in the 8,225 acres based upon the joint venture with Mainland Resources; (iii) the potential legal fees and costs, time and energy associated with any protracted litigation with Mainland Resources associated with termination of the merger; and (iv) our ability to pursue new business operations and asset base.

Therefore, effective December 21, 2011 (the “Effective Date”), we entered into that certain termination and release agreement with Mainland Resources (the “Termination and Release Agreement”), pursuant to and in accordance with Section 7.3 of the Merger Agreement, the Corporation and Mainland Resources mutually agreed to the termination of the Merger Agreement as of the Effective Date. In further accordance with the terms and provisions of the Termination and Release Agreement, we agreed with Mainland Resources to release one another from any further liability as to the performance of the respective party’s duties and obligations under the Merger Agreement and that Mainland Resources shall have no further obligations to issue any shares of common stock of Mainland Resources or grant any options or warrants of Mainland Resources to our shareholders.

Fairness Opinion

We had retained Working Capital Corporation (“WCC”) as our financial advisor pursuant to an engagement agreement (the "Engagement Agreement") dated March 18, 2010, to provide an opinion as to the fairness, from a financial point of view, of the Merger Agreement exchange ratio to our shareholders. WCC did not determine the Merger Agreement exchange ratio, however, they were asked to evaluate its fairness. WCC provided their opinion to our Board of Directors on or about April 22, 2010 in the form of a fairness opinion letter dated April 22, 2010.

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

Subject to the assumptions and limitations set forth in their fairness opinion, WCC advised that it was of the opinion that, as of the date of their fairness opinion letter, the merger consideration (being the shares of Mainland to be received by our shareholders) as a result of the Merger Agreement was fair, from a financial point of view.

Westrock Option Agreement

Effective on November 3, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock Land Corp., a private corporation (“Westrock”). Westrock owns all right, title and interest in and to approximately 5,000 net acres of oil and gas leases located in Mississippi (collectively, the ”Leases”). We had an option to acquire 100% of the working interest and 75% of the net revenue interest in the Leases at $625 per net acre for a total purchase price of $3,125,000. The contiguous acreage involved several landowners, with mineral lease expiry extending beyond 2011. The original terms of the Option Agreement required spudding a well on or before October 1, 2009. The effective date of the conveyance of the revenue interest in the Leases to us was to be no later than May 15, 2009 upon final payment of the remaining balance of $2,018,750.

Extensions

Effective on January 8, 2009, we entered into an amendment to the Option Agreement (the “Amended Option Agreement”) with Westrock. Pursuant to the Amended Option Agreement, Westrock granted to us until February 2, 2009 to complete our due diligence. Effective on March 18, 2009, we entered into a further amendment to the Option Agreement (“the “Second Amended Option Agreement”) with Westrock. Pursuant to the Second Amended Option Agreement: (i) Westrock granted to us until May 15, 2009 to complete our due diligence; (ii) we paid to Westrock an additional non-refundable amount of $325,000 as consideration for the extension; and (iii) the effective date of the conveyance of the working and revenue interest in the Leases to us would be no later than May 15, 2009. Effective on August 17, 2009, we entered into a further amendment to the Option Agreement (the “Third Amended Option Agreement”) with Westrock. Pursuant to the Third Amended Option Agreement: (i) we agreed to issue an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 (the “Purchase Price”); and (ii) we agreed to drill and complete a minimum of at least one well on the properties in the Bossier/Haynesville geological zone no later than December 31, 2010. The 4,037,500 shares of restricted common stock were issued to Westrock and the transfer of title to the Leases was finalized. On November 2, 2010, we executed a letter amendment to the Option Purchase Agreement with Westrock. In the November 2, 2010 letter agreement, we agreed to drill and complete at least one well on the Leases in the Bossier/Haynesville geological zone no later than December 31, 2011.

In 2010, a well operated by Mainland Resources was drilled on the leases reaching a depth of 22,000 feet. We worked with Mainland Resources to design a completion program with the intent that the well would be properly tested and evaluated during 2011. We nor Mainland Resources were able to secure sufficient funding during fiscal year 2011 to complete the testing of the well.

Termination of Westrock Option Purchase Agreement and Transfer of Leases

On November 11, 2011, we received a letter from Westrock advising that Westrock was willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling and completions obligations under the terms and provisions of the Option Agreement if we proposed reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event we were unable to provide reasonable financial consideration acceptable to Westrock, we would have been deemed in default of the provisions of the Option Agreement and automatically forfeited and transferred to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties, and Westrock retained all payments made by us under the Option Agreement and all improvements made to the acquired properties. Management approached numerous potential investors and certain of our larger shareholders and sought to identify other sources of financial consideration to offer to Westrock. We were unable to acquire sufficient funding by the December 15, 2011 deadline to extend the Option Agreement.

Therefore, we were deemed to be in default of the Option Agreement. In accordance with the terms and provisions of the Option Agreement, and in the event of a default, we were to automatically forfeit and transfer back to Westrock the Leases. Legal opinions were received from Westrock’s counsel and Mainland Resources’ counsel, both of which advised that we would have no legal grounds to retain the Leases. We engaged our own legal counsel to provide advice on this matter. Our legal counsel concurred with the two other legal opinions. On December 12, 2011, we entered into a transfer of oil, gas and mineral leases with Westrock (the “Transfer of Leases”), pursuant to which we transferred, delivered and assigned to Westrock all of our interests in and to those certain Leases.

Notwithstanding the Transfer of Leases, we still retain a twenty percent (20%) working interest in the 8,225 adjoining acres in Mississippi that Mainland Resources Inc. first contributed to the joint venture.

Mainland Resources Letter Agreement

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) we agreed to commit approximately 5,000 net acres and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project (the Acreage”); (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) we agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. In further accordance with the terms and provisions of the Joint Operating Agreement, future costs, including drilling and completion, for oil and gas activities on the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and us, respectively.

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

On April 27, 2010, we failed to fund our 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 well within the thirty-day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010). As a result, we forfeited 29% (of the total 49% held by American) working interest in the Burkley-Phillips No. 1 well and the prospect in favor of Mainland Resources, leaving the Company with a 20% working interest in the acreage and prospect. Currently American Exploration holds only a 20% working interest in 8225 acres of the Buena Vista prospect and does not have an interest in the Burkley Phillips well.

DRILLING ACTIVITY

As of the date of this Annual Report, we do not own an interest in any wells. We along with our partners, Mainland Resources and Guggenheim Energy Partners, had drilled one well into the Buena Vista project  on lands within Jefferson County, Mississippi where we had a twenty percent (20%) carried interest. The well although drilled, was evaluated with wireline logs, but not tested and is currently suspended awaiting completion. This well along with the 5000 acre block it penetrated, was forfeited back to Westrock as of December 12, 2011. The well could not be completed by December 31, 2011, which had been a requirement in the agreement with Westrock who had originally owned these leases.

GROSS WELLS			NET WELLS

Total	Producing	Dry	Total	Producing	Dry
0	-0-	-0-	0	-0-	-0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2011 and previous, we had no oil and gas production.

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

As of the date of this Annual Report, no wells were drilled on acreage adjoining our lands in Jefferson County, Mississippi acreage, which is unevaluated and subject to completion as of December 31, 2011 and the date of this filing.

DEVELOPED ACREAGE TABLE (1)

PROSPECT	GROSS (2)	NET (3)

Bossier	0	0
Buena Vista	0	0
Total	0	0

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

RISKS RELATED TO OUR BUSINESS

We will Need to Raise Additional Financing to Complete Further Exploration and Production Activities.

Since the Merger Agreement was not consummated, we will require significant additional financing in order to commence and continue our developmental activities and our production activities and our assessment of our acquired lease and the commercial viability of future oil and gas properties. Furthermore, if the cost of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. Since the Merger Agreement was not consummated, the continued exploration and development and production of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage. We are experiencing significant negative cash flow. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that significant debt financing will not be an alternative to us as we are in the exploration stage. Since the Merger Agreement was not consummated, we may finance our business by offering an interest in future oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas property. Further, if we are able to establish that development of future oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our future oil and gas properties into production and recover our investment and potentially dilute our interest in the property with the drilling of future wells.

If our future oil and gas properties do not contain any proved reserves, we may not discover commercially exploitable quantities of oil or gas on our future properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

We are in the exploration stage as opposed to the development stage and have no known body of reserves. No reserves have yet been determined to be economic and may never be determined to be economic. Since the Merger Agreement was not consummated, we plan to conduct further exploration activities on future oil and gas properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our oil and gas leases. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that a future property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our future oil and gas property can be commercially developed.

Based Upon Results of Management’s Analysis of Certain Capitalized Costs and Exploration Activities, We Have Impaired the Carrying Value of Our Oil and Gas Properties.

Management has assessed certain capitalized costs including, but not limited to, results of exploration activities resulting in an impairment charge to the carrying value of our property and thus may negatively impact the trading value of our securities. We account for our crude oil and natural gas exploration and development activities using the full cost method of accounting whereby all costs related to the acquisition of oil and gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Certain of these costs require managerial judgment for impairment. The analysis of these factors regarding our oil and gas property and operations can take considerable time to analyze and the determination for impairment requires both judgment and industry experience. Wells may be completed that are assumed to be productive but may actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Future wells are drilled that target geological structures that are both developmental and exploratory in nature. A subsequent allocation of costs is then required to properly account for the results. The evaluation of certain of these capitalized costs requires judgment to estimate the fair value of these costs with reference to drilling activity in a given area.

We incurred impairment charges related to our property. Impairment of unproved oil and gas properties was calculated on a field by field basis under the full cost method of accounting. We review our oil and gas property for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write-down of oil and gas properties is not reversible at a later date. Given the complexities associated with oil and gas exploration and development, events may arise that will require us to record further impairments of the book values associated with our oil and gas properties.

Exploration Activities on Future Oil and Gas Properties and Potential Lease Acquisitions May Not Be Commercially Successful, Which Could Lead Us to Abandon Our Plans to Develop the Property and Our Investments in Exploration.

Since the Merger Agreement was not consummated, our long-term success now depends on our ability to establish commercially recoverable quantities of oil and natural gas on future oil and gas properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

●	identification of potential oil and natural gas reserves based on technical analyses;
●	availability of government-granted exploration permits;
●	the quality of management and geological and technical expertise; and
●	the capital available for exploration.

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

Our Business is Difficult to Evaluate Because We Have a Limited Operating History.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance and, considering the termination of the Merger Agreement, our prospects of locating suitable oil and gas properties. Our inception was May 11, 2006 and, as a result, we have a limited operating history and are still in the exploration stage.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $7,115,677 from May 11, 2006 (inception) to December 31, 2011. As of December 31, 2011, we had an accumulated deficit of $7,115,677 and had incurred losses of $4,507,531 during fiscal year ended December 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion In the Report of our Independent Registered Public Accounting Firm Accompanying Our December 31, 2011 and December 31, 2010 Financial Statements.

The independent registered public accounting firm’s report accompanying our December 31, 2011 and 2010 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We Will Require Additional Funding in the Future.

Based upon our historical losses from operations and that the Merger Agreement was not consummated, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute future exploration plans and achieve production levels will be greatly limited. Our future exploration plans will require us to make capital expenditures for the drilling and completion of our oil and natural gas property. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. Since the Merger Agreement was not consummated and if we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Since the Merger Agreement was Not Consummated and Our Remaining Asset is the 20% Interest in the Acreage, as Part of Our Potential Growth Strategy, We Will Need to Acquire Additional Oil and Gas Properties.

Since the Merger Agreement is not consummated and our remaining asset is the 20% interest in the Acreage, as part of our growth strategy, we will need to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing potential acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at  anticipated levels, or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We Are a New Entrant Into the Oil and Gas Exploration and Production Industry Without Profitable Operating History.

Since inception, our activities have been limited to organizational efforts, obtaining working capital, acquiring the Westrock Lease, consummating the Joint Development Project and participating as a merger candidate in the Merger Agreement. As a result, there is limited information regarding property related production potential or revenue generation potential.

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

Future Potential Drilling Operations May Not Be Successful.

Since the Merger Agreement was not consummated, we intend to seek additional oil and gas properties, technically evaluate certain zones on future properties and, if results are positive and capital is available, drill wells and begin production operations. There can be no assurance that our future activities or future drilling activities would be successful, and we cannot be sure that our overall future drilling success rate or any production operations within a particular area would ever come to fruition, and if it does, not decline over time. We may not recover all or any portion of our capital investment in our 20% interest in the Acreage or in any other future wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) down hole pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; (iv) shortages or delays in availability of drilling rigs and delivery of equipment; and (vi) low commodity prices that negate project commerciality.

Future Production Initiatives May Not Prove Successful.

There is no guarantee that our 20% interest in the Acreage or future acquisition activities or potential drilling locations will prove successful and we may never acquire or produce natural gas or oil on future properties, which could have a material adverse effect upon our results of operations.

Future Prospects That We Decide to Drill May Not Yield Natural Gas or Oil in Commercially Viable Quantities.

We describe our current 20% interest in the Acreage in this Annual Report. We are in a stage of preliminary evaluation and assessment and have not reached the point where we have committed to drill on the prospect. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

We May Be Unable to Identify Liabilities Associated With Future Properties or Obtain Protection From Sellers Against Them.

Since the Merger Agreement was not consummated, one of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of future acquired properties will be inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

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

Our Results of Operations are Dependent Upon Market Prices for Oil and Gas, Which Fluctuate Widely and are Beyond Our Control.

If and when production from future oil and gas properties is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our future oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

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

Our Directors and Officers Are Nationals and/or Residents of Canada.

Currently, all of our directors and officers reside in Canada. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. All or a substantial portion of such persons' assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

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

As of the date of this Annual Report, there are 60,273,333 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,900,000 stock options outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

All of Our Directors and Officers are Outside the United States With the Result That it May Be Difficult for Investors to Enforce Within the United States Any Judgments Obtained Against Us or Any of Our Directors or Officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

ITEM 4. MINING SAFETY REGULATIONS

Not applicable

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

Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.22	$0.10
June 30, 2011	$0.13	$0.05
September 30, 2011	$0.12	$0.02
December 31, 2011	$0.08	$0.02
March 31, 2010	$0.90	$0.25
June 30, 2010	$0.32	$0.05
September 30, 2010	$0.11	$0.05
December 31, 2010	$0.12	$0.05

All amounts have been adjusted for stock splits.

As of May 14, 2012, we had 33 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the American Exploration Corporation 2009 Stock Option Plan (the “2009 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders 2009 Stock Option Plan	2,700,000 1,200,000	$0.80 0.10	3,100,000
Equity Compensation Plans Not Approved by Security Holders Warrants	-0-	n/a	n/a
Total	2,700,000

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

On March 14, 2011, we granted 100,000 Stock Options each to two of our directors for services rendered in their capacity as members of our Board of Directors. These Stock Options are exercisable for a ten year period at $0.13 per share and vested immediately. On April 20, 2011, we granted a further 800,000 Stock Options to two directors, 150,000 Stock Options to our Chief Financial Officer and 150,000 Stock Options to our legal counsel. The Stock Options granted April 20, 2011 had an exercise price of $0.09 per share and vested immediately.

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

Common Stock Purchase Warrants

An aggregate of 250,000 common stock whole purchase warrants expired during fiscal year ended December 31, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2011, we did not issue any shares of our common stock.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Our net loss for fiscal year ended December 31, 2011 was $4,507,531 compared to a net loss of $536,685 during fiscal year ended December 31, 2010, an increase of $3,970,846. During fiscal years ended December 31, 2011 and 2010, we did not generate any revenue.

During fiscal year ended December 31, 2011, we incurred operating expenses of $4,480,589 compared to $694,619 incurred during fiscal year ended December 31, 2010, an increase of $3,785,970. The increase in operating expenses was primarily attributable to the following items:

●	the impairment of the unevaluated oil and gas properties of $3,771,001.

●	Operating expenses increased generally due to the increase in legal fees associated with the Merger Agreement. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Of the $706,564 incurred as operating expenses during fiscal year ended December 31, 2011, we incurred management fees of $245,000 to our officers and directors. See "Item 11. Executive Compensation”.

We incurred interest expense of $26,942 during the year ended December 31, 2011 compared to $15,866 incurred during the year ended December 31, 2010. The increase was related in interest expense was related to the additional borrowing needed to fund our operating activities.

We recorded other income of $0 in the year ended December 31, 2011 compared to $173,800 in the year ended December 31, 2010. Other income for the year ended December 31, 2010, consisted of (i) a non-refundable deposit of $75,000 and a break fee of $75,000, paid to us after Avere Energy cancelled their Farm-In Agreement; and (ii) $23,800 associated with a one-time technical services consulting agreement related to the Burkley-Phillips No. 1 well.

Therefore, our net loss and loss per share during fiscal year ended December 31, 2011 was $4,507,531 or $0.07 per share compared to a net loss and loss per share of $536,685 or $0.01 per share during fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our current assets were $16,513 and our current liabilities were $702,032, which resulted in a working capital deficit of $685,519. As of December 31, 2011, current assets were comprised of $16,513 in cash and cash equivalents. As of December 31, 2011, current liabilities were comprised of: (i) $19,944 in accounts payable and accrued liabilities; (ii) $284,052 in accounts payable– related parties; (iii) $155,000 in short-term note payable; (iv) $147,809 in short-term notes payable – related parties; and (v) $95,227 in convertible notes – related party.

As of December 31, 2011, our total assets were $16,513 comprised of $16,513 in cash and cash equivalents. The decrease in total assets during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the impairment of our oil and gas property.

As of December 31, 2011, our total liabilities were $702,032, comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in accounts payable – related parties of $239,942 and short-term notes payable – related parties of $105,000.

Stockholders’ equity decreased from $3,431,082 for fiscal year ended December 31, 2010 to $685,519 for fiscal year ended December 31, 2011 due to impairment of oil and gas properties.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used in operating activities was $99,220 compared to $233,827 for fiscal year ended December 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $4,507,531 (2010: $536,685), which was partially offset by $3,024 (2010: $3,368) in depreciation and amortization expense, $3,771,001 (2010: $0) for impairment of oil and gas properties and $390,930 (2010: $276,772) in share-based compensation. Net cash flows used in operating activities was further changed by $3,414 (2010: $15,970) of accounts payable and accrued liabilities and (ii) $239,942 (2010: $38,688) in accounts payable - related parties.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2011 and December 31, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2011, net cash flows provided from financing activities was $105,000 compared to $235,000 for fiscal year ended December 31, 2010. Cash flows from financing activities for the fiscal year ended December 31, 2011 consisted of $105,000 in proceeds from notes payable. Cash flows from financing activities for the fiscal year ended December 31, 2010 consisted of $125,000 in proceeds from sale of common stock and warrants, $50,000 in proceeds from notes payable and $60,000 in proceeds from notes payable – related parties.

Since the Merger Agreement was not consummated, we anticipate that working capital requirements will continue to be funded through a combination of debt and further issuances of securities. Thus, our working capital requirements will be expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal years ended December 31, 2011 and 2010 was dedicated to consummation of the Merger Agreement and identification of potential drilling partners. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. Since the Merger Agreement was not consummated, possible further advances from related parties and the sale of securities will be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Since the Merger Agreement was not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Should the initial Burkley Phillips well be frac’d and tested at rates that were deemed commercial and a second well proposed on lands that the Company holds an interest (the 8225 acres), American Exploration would be required to fund its 20% interest representing a capital requirement of $3 to $4 million dollars. Should a new property be identified, funding requirements would be asset specific, anticipated to be less than $5 million dollars.

Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Since the Merger Agreement was not consummated and if adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

Promissory Notes

A future material commitment during fiscal year 2012 relates to those certain unsecured promissory notes entered into by us as follows (i) December 5, 2011 in the amount of $20,000 with a related party bearing interest at the rate of 10% per annum with principal and interest due on demand; (ii) August 11, 2011 in the amount of $20,000 with a related party bearing interest at the rate of 10% per annum with principal and interest due on demand; (iii) May 3, 2011 in the amount of $35,000 with a related party bearing interest at the rate of 5% per annum with principal and interest due on demand; (iv) February 4, 2011 in the amount of $30,000 with a related party bearing interest at the rate of 5% per annum with principal and interest due on demand; and (v) June 2, 2010 in the amount of $50,000 with an unrelated third party.

Mainland Resources Note

In connection with the Merger Agreement, we previously entered into that certain promissory note dated September 27, 2010 with Mainland Resources, which was amended by amendment no. 1 dated December 23, 2010, amendment no. 2 dated March 30, 2011, amendment no. 3 thereto dated May 17, 2011, amendment no. 4 dated August 18, 2011 and amendment no. 5 dated October 31, 2011, (as amended being collectively, the “Original Promissory Note”). The Original Promissory Note evidenced monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement.

In accordance with the terms and conditions of the Termination and Release Agreement, we entered into a new promissory note dated December 31, 2011 with Mainland Resources (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced our current obligation to pay to Mainland Resources $67,002.73, comprised of $60,000 in principal and $7,002.73 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per year.

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

Director Loans

As of December 31, 2011, our directors had outstanding loans to us in the aggregate amount of $87,809, which amounts were used to pay our operating costs. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of the loans are unsecured and no interest has been paid to date.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2011 AND 2010.	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2011.	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2011.	F-4 to F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2006) TO DECEMBER 31, 2011.	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Exploration Corporation
(an Exploration Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheets of American Exploration Corporation (an Exploration Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception (May 11, 2006) to December 31, 2011. These consolidated financial statements are the responsibility of American Exploration Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception (May 11, 2006) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. American Exploration Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of American Exploration Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Corporation as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period from inception (May 11, 2006) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American Exploration Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, American Exploration Corporation suffered recurring losses from continuing operations, has a working capital deficit and is in default of certain debt agreements which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 15, 2012

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$16,513	$10,733
Total Current Assets	16,513	10,733

Oil and gas properties – unevaluated, not subject to amortization	-	3,771,001
Website, net of amortization of $10,000 and $6,976, respectively	-	3,024
Total Assets	$16,513	$3,784,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$19,944	$16,530
Accounts payable – related parties	284,052	44,110
Short-term note payable	155,000	50,000
Short-term notes payable – related parties	147,809	147,809
Convertible notes – related party	95,227	95,227
Total Current Liabilities	702,032	353,676

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,273	60,273
Additional paid-in capital	6,369,885	5,978,955
Accumulated deficit during exploration stage	(7,115,677)	(2,608,146)
Total Stockholders’ Equity	685,519	3,431,082

Total Liabilities and Stockholders’ Equity	$16,513	$3,784,758

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010
 and For the Period from Inception (May 11, 2006) to December 31, 2011

	For the Year Ended December 31,		Period from Inception (May 11, 2006) to December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating Expenses
General and administrative	706,564	691,251	3,401,578
Amortization	3,024	3,368	11,277
Impairment of oil and gas properties	3,771,001	-	3,771,001
Total Operating Expenses	4,480,589	694,619	7,183,856

Loss from Operations	(4,480,589)	(694,619)	(7,183,856)

Other Income (Expense)
Interest expense	(26,942)	(15,866)	(104,460)
Loss on sale of assets	-	-	(1,161)
Other income	-	173,800	173,800

Total other income (expense)	(26,942)	157,934	(68,179)

Net loss	$(4,507,531)	$(536,685)	$(7,115,677)

Net loss per common share – basic and diluted	$(0.07)	$(0.01)

Weighted average shares - basic and diluted	60,273,333	60,177,991

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN EXPLORATION CORPORATION
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to December 31, 2011

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

AMERICAN EXPLORATION CORPORATION
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from Inception (May 11, 2006) to December 31, 2011
 (Continued)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$(2,071,461)	$3,565,995

Private Placement – Feb 22, 2010
at $0.25 per share	300,000	300	74,700	-	75,000

Private Placement – April 5, 2010
at $0.25 per share	200,000	200	49,800	-	50,000

Amortization of share-based compensation	-	-	276,772	-	276,772

Net loss	-	-	-	(536,685)	(536,685)
Balance December 31, 2010	60,273,333	60,273	5,978,955	(2,608,146)	3,431,082

Amortization of share-based compensation	-	-	390,930	-	390,930

Net loss	-	-	-	(4,507,531)	(4,507,531)
Balance December 31, 2011	60,273,333	$60,273	$6,369,885	$(7,115,677)	$685,519

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010
and For the Period from Inception (May 11, 2006) to December 31, 2011

	For the Year Ended December 31,		Inception (May 11, 2006) to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,507,531)	$(536,685)	$(7,115,677)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	3,024	3,368	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	390,930	276,772	1,636,213
Loss on sale of assets	-	-	1,161
Impairment of oil and gas properties	3,771,001	-	3,771,001
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,414	(15,970)	19,806
Accounts payable - related parties	239,942	38,688	284,052
Net cash used in operating activities	(99,220)	(233,827)	(1,3331,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	125,000	2,063,250
Proceeds from notes payable	105,000	50,000	155,000
Proceeds from notes payable - related parties	-	60,000	152,809
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	105,000	235,000	2,446,286

Increase in cash during the period	5,780	1,173	16,513

Cash, beginning of the period	10,733	9,560	-

Cash, end of the period	$16,513	$10,733	$16,513

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas properties	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Exploration Corporation (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, the Company was engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies.

On August 6, 2008, with the approval of our Board of Directors, the Company merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to "American Exploration Corporation". The Company is an exploration stage, natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America.

On August 18, 2008, the Company effected a 14 for 1 forward stock split of its issued and outstanding par value $0.001 common shares. On April 13, 2009, a 1.5 for 1 forward stock split took effect. All share and per share amounts have been retroactively adjusted to reflect the effect of these forward stock splits.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those regarding the valuation of option and warrant transactions.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

For the years ended December 31, 2011 and 2010, the dilutive effect of options to purchase 3,900,000 and 2,700,000 shares of common stock, and warrants to purchase 0 and 250,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks - Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation ("CDIC") and the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2011, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor.

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

As of December 31, 2011 and 2010, the Company had no proved properties.  During the year ended December 31, 2011, the Company recorded an impairment of $3,771,001 related to the unevaluated properties held by an option agreement with Westrock Land Corp. (“Westrock”).  As of December 31, 2011, the option agreement expired and all rights to the property reverted back to Westrock.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of nonvested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if historical forfeiture rates are available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

The Company’s management reviewed all material events from December 31, 2011 through the issuance date of this report and there are no material subsequent events to report.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to December 31, 2011 of $7,115,677, has negative working capital of $685,519 at December 31, 2011 and is currently in default on certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

Mainland Resources, Inc. Merger Agreement

In 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provides for a stock-for-stock merger to be effected under the laws of the State of Nevada whereby it is contemplated that our shareholders will receive one share of common stock of Mainland Resources for every four shares of our common stock held of record. The Merger Agreement is subject to various conditions precedent including, but not limited to, approval by our shareholders and the shareholders of Mainland Resources of the Merger Agreement, and the number of Mainland Resources’ shareholders exercising dissenter rights available to them under Nevada law cannot exceed 5% of the total issued and outstanding shares of Mainland Resources common stock. The Merger Agreement, as amended, is subject to termination by either us or Mainland Resources if certain conditions specified in the Merger Agreement are not satisfied at or before January 31, 2012, or such later date as may be mutually agreed upon.

The lease extension the Company applied for with Westrock was not granted, requiring the 5,000 acre lease that American initially held, to be relinquished to Westrock. Mainland ceased all efforts to continue the merger process following loss of these leases, officially cancelling the merger.

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

On October 8, 2009, a private placement closed for 55,000 shares at $1.00 per share, or a total of $55,000, with no warrants attached.

On February 24, 2010, a private placement closed for 300,000 shares at $0.25 per share or $75,000. The investor also received 150,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $20,495 and expired without exercise in February 2011.

On April 5, 2010, a private placement closed for 200,000 shares at $0.25 per share or $50,000. The investor also received 100,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $17,403 and expired without exercise in April 2011.

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

All the options granted have an exercise price of $0.80 per share and a 10-year life. With the exception of 50,000 options granted to a consultant that vested immediately, one third of the options granted vested at the date of grant, with the remainder vesting in equal parts in September 2012 and September 2015.

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation expense of $276,771 and $276,772, respectively, related to these options during the year ended December 31, 2011 and 2010.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a ten year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.  The Company recognized stock-based compensation of $14,928 related to these options during the year ended December 31, 2011.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company. These options had an exercise price of $0.09 per share, a ten year life and vested immediately. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation of $99,231 related to these options during the year ended December 31, 2011.

A summary of stock option activity for the years ended December 31, 2011 and 2010 are presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,700,000	$0.80	$-
Granted	-		-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2010	2,700,000	0.80	-
Granted	1,200,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2011	3,900,000	$0.58	$-
Exercisable December 31, 2011	2,133,333	$0.40	$-

The Company recognized total stock-based compensation expense of $390,930 and $276,772 related to these options during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the total unrecognized stock-based compensation expense related to non-vested stock options was $1,037,901 and $1,314,671, respectively. The unrecognized stock-based compensation at December 31, 2011 is expected to be ratably amortized to expense over a weighted average period of 3.71 years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2011 is 8.21 years.  Options outstanding and exercisable as of December 31, 21011 had no intrinsic value.

Warrants

A summary of warrant activity and related information for the years ended December 31, 2011 and 2010 are presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	652,916	$1.01	$-
Granted	250,000	0.50	-
Exercised	-	-	-
Forfeited or expired	(652,916)	1.01	-
Outstanding at December 31, 2010	250,000	0.50	-
Granted	-	-	-
Exercised	-	-	-
Expired	(250,000)	$0.50	$-
Outstanding and exercisable at December 31, 2011	-	$-	$-

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of December 31, 2011, directors of the Company had outstanding loans to the Company of $87,809  that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date. As of December 31, 2011, the Company had not received a demand from any of the lenders for payment on these short term notes payable.

A 5% unsecured convertible debenture, due January 13, 2010, was issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $95,227). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest. The principal balance outstanding of the convertible debenture as of December 31, 2011 and 2010, was $95,227.

As of December 31, 2011 and 2010, the Company owed $284,052 and $44,110, respectively, to related parties, which consisted of $235,750 and $20,750, respectively, of professional fees owed to entities owned by the Company’s CEO and CFO, and $48,302 and $23,360, respectively, of accrued interest on related party notes.

As of December 31, 2011 through the date of this filing, the Company has not received a demand notice from any of the related party lenders for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay operating costs during the merger period. The note bears interest at 12% and was originally due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which shall supersede and replace the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest.  The New Promissory Note is due on demand and bears interest at 12% per annum.

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

On May 3, 2011, the Company borrowed $35,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 5% per annum, is unsecured and interest together with principal is due on demand.

On August 11, 2011, the Company borrowed $20,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 10% per annum, is unsecured and interest together with principal is due on demand.

On December 5, 2011, the Company borrowed $20,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 10% per annum, is unsecured and interest together with principal is due on demand.

As of December 31, 2011, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

NOTE 6. UNEVALUATED OIL AND GAS PROPERTIES

In November 2008, the Company executed an option agreement (the "Option Agreement") with Westrock to purchase a 75% net revenue interest (100% working interest) in approximately 5,000 net acres of oil and gas leases (“Leases”) located in Mississippi in the onshore region of the Gulf Coast of the United States. The purchase price was $625 per net acre, or a total of $3,125,000. The Option Agreement required that a well be spud no later than May 31, 2009 and provided the Company until November 17, 2008 to complete its due diligence (the "Option Period"). The Company made a payment of $781,250 upon execution of the Option Agreement.

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

On November 11, 2011, the Company received a letter from Westrock advising the Company that Westrock was willing to grant an extension to the December 31, 2011 deadline for the Company to meet its drilling obligations under the terms and provisions of the Option Agreement if the Company proposed reasonable financial consideration acceptable to Westrock by December 15, 2011. In the event the Company was unable to provide reasonable financial consideration acceptable to Westrock, the Company would be deemed in default of the provisions of the Option Agreement and would automatically forfeit and transfer to Westrock all rights under the Option Agreement including, but not limited to, the acquired properties and Westrock would retain all payments made by the Company under the Option Agreement and all improvements made to the acquired properties. The Company was unable to acquire sufficient funds by the December 15, 2011 deadline to extend the Option Agreement.

As such, the Company was deemed to be in default of the Option Purchase Agreement. On December 12, 2011, the Company entered into a transfer of oil, gas and mineral leases with Westrock, pursuant to which the Company transferred, delivered and assigned to Westrock all of its interests in those Leases.

The 4,037,500 shares issued to satisfy the remaining purchase price were valued at $2,664,750, based upon the Company’s share price on the date of agreement, bringing the total acquisition price to $3,771,001. The properties acquired had no proved reserves and therefore, had been classified as unevaluated in the accompanying financial statements. During the year ended December 31, 2011, the entire $3,771,001 was recorded to impairment expense.

Mainland Resources, Inc. Joint Development Project

On September 17, 2009, the Company executed a letter agreement (the “Letter Agreement”) with Mainland Resources to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) the Company agreed to commit approximately 5,000 net acres (the Leases) and Mainland Resources agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) Mainland Resources would be the operator pursuant to the Joint Operating Agreement; (iii) Mainland Resources agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Operating Area; and (iv) the Company agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Operating Area. Future costs, including drilling and completion, for oil and gas activities of the net acreage in the Joint Operating Area would have been split on a 51%/49% basis between Mainland Resources and the Company, respectively.

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

On April 27, 2010, the Company failed to fund its 20% of the estimated total well costs of the Burkley-Phillips No. 1 well on the Buena Vista prospect. As a result, the Company forfeited its right to a 29% working interest in the well and in the Buena Vista prospect in favor of Mainland Resources. The Company continued to be entitled to receive a 20% working interest in the well and the prospect after completion (subject to compliance by the Company with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

In July 2010, the Burkley-Phillips No. 1 well commenced drilling on the Buena Vista prospect in Mississippi. The Burkley-Phillips No. 1 well reached the projected total depth of 22,000 feet on December 27, 2010. The Company  worked with Mainland Resources to best design a completion program for the Burkley-Phillips No. 1 well, with the intent that the well would be properly tested and evaluated within 2011. The Company and Mainland Resources were unable to secure sufficient funds in 2011 to complete the testing of the well.

As a result of not completing the Burkley-Phillips #1 well prior to December 31, 2011, the Company forfeited it’s 20% working interest in the 5,000 acre parcel that the Company had originally secured from Westrock. Effective December 12, 2011, the Leases were returned to Westrock.

Notwithstanding the Transfer of Leases, the Company still retains a twenty percent (20%) working interest in the 8,225 adjoining acres in Mississippi that Mainland Resources Inc. first contributed to the joint venture.

Avere Energy Inc. Farm-In Agreement

Effective on January 15, 2010, the Company executed a letter of intent with Avere Energy Inc., a Canadian corporation (“Avere Energy”), regarding its Mississippi project. On March 1, 2010, the letter of intent with Avere Energy was amended (the “Amended Letter of Intent”).

Pursuant to the Amended Letter of Intent, Avere Energy was to enter into a definitive farm-in agreement with us whereby Avere Energy would farm-in on our interest in the Mississippi Project by paying 20% of the total well costs (which was 100% of our capital commitment under the Mainland Letter Agreement) to earn a 20% net interest in the Mississippi Project, which was 40.81% of our working interest. On January 27, 2010, pursuant to the Amended Letter of Intent, Avere Energy paid to us a $75,000 non-refundable deposit, which was recognized as other income for the year ended December 31, 2010 in the accompanying income statement.

Effective on April 20, 2010, the Company received notice from Avere Energy they were terminating the Amended Letter of Intent. Avere Energy was unable to raise the required funds and obtain the approval of the TSX Venture Exchange to the definitive farm-in agreement. Therefore, in accordance with the notice of termination from Avere Energy to us, the Company did not enter into a definitive farm-in agreement with Avere Energy. An additional negotiated break fee of $75,000 was paid to us by Avere Energy on June 9, 2010. The fees paid by Avere Energy have been recognized as other income for the year ended December 31, 2010 in the accompanying income statement.

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

At December 31, 2011 and 2010 the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For December 31, 2011 and 2010, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At December 31, 2011 and 2010, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2011 and 2010, the Company has a net operating loss carry forward of approximately $5.4 million and $1.3 million, respectively, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that our internal control over financial reporting was not effective at December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

The Company does not anticipate substantial changes in the development of internal controls over the next twelve months unless it can obtain the financial and personnel resources to further develop its internal controls to mitigate the identified weaknesses.

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

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. Since the Merger Agreement was not consummated, we intend to establish an audit committee during fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Steven Harding	52	President, Chief Executive Officer/Principal Executive Officer and a Director
Brian Manko	45	Chief Financial Officer

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

Steve Harding. Mr. Harding has been our President/Chief Executive Officer and a member of our board of directors since October 29, 2008.  Mr. Harding has twenty-nine years of experience in the oil and gas exploration industry within numerous geological basins both within and outside of North America.  He has occupied various senior positions within EnCana Corp., and its predecessors Alberta Energy and Husky Energy. From October 2003 to December 2004 he was the vice president, Northern Canada and the vice president Alaska/MacKenzie Delta from 2002 to September 2003. From 1998 to 2002 he was an exploration manager for Alberta Energy in their New Ventures Group and the chief geologist/geoscientist at Husky Energy from 1994 to 1998.  Since March 2005 he has acted as a self employed consultant, responsible for evaluating oil and gas assets for a number of  private  and  public  companies  from a  technical  and  business  viability perspective. In the latter half of the 1980's, he was responsible for developing the geological model, which lead to the discovery of the White Rose field in offshore Newfoundland. The White Rose field is believed to hold estimated reserves of 450 - 500 Million barrels of oil and 3-4 trillion cubic feet of gas, and currently produces approximately 110,000 barrels per day. While at EnCana, he also negotiated and secured the largest exploration position in the US and Canadian Arctic, leading to the discovery of the Umiak field 2004 and receiving a Department of Minerals Management Service corporate citizen award in 2003 for outstanding cultural and environmental efforts in Alaska.

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

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. Since the Merger Agreement was not consummated, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Steve Harding President and CEO	2010 2011	180,000 180,000	-0- -0-	-0- -0-	(1)883,812 -0-	-0- -0-	-0- -0-	-0- -0-	441,666 180,000
Brian Manko, Chief Financial Officer	2010 2011	33,000 33,000	-0- -0-	-0- -0-	(1)132,572 (1) 13,892	-0- -0-	-0- -0-	-0- -0-	175,500 46,892

(1)	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2010

The following table sets forth information as at December 31, 2011 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Harding, President/CEO	-0-		-0-	-0-	n/a	n/a	n/a	-n/a	-n/a	-n/a
Brian Manko CFO	150,000	(1)	-0-	150,000	0.09	4/20/21	-0-	-0-	-0-	-0-

 (1) Mr. Manko was granted 150,000 Stock Options on April 20, 2011. The 150,000 Stock Options are exercisable into 150,000 shares of common stock at $0.09 per share with a Black Scholes valuation of $13,892. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2011 and 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manmohan Minhas 2010 2011	-0- -0-	-0- -0-	(1) 31,666 43,187	-0- -0-	-0- -0-	-0- -0-	31,666 43,187

Steve Harding 2010 2011	(2) -0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Herb Dhaliwal 2010 2011	-0- -0-	-0- -0-	(3) 95,000 43,187	-0- -0-	-0- -0-	-0- -0-	95,000 43,187

(1)
Mr. Minhas was granted 100,000 Stock Options on September 14, 2009 of which 33,333 Stock Options vested immediately, 33,333 Stock Options shall vest September 14, 2012 and the remaining 33,334 Stock Options shall vest September 14, 2015. The 33,333 Stock Options are exercisable into 33,333 shares of common stock at $0.80 per share with a Black Scholes valuation of $31,666.

Mr. Minhas was granted 50,000 Stock Options on March 14, 2011, which all vested immediately. The 50,000 Stock Options are exercisable into 50,000 shares of common stock at $0.13 per share with a Black Sholes valuation of $7,464. Mr. Minhas was granted a further 400,000 Stock Options on April 20, 2011, which all vested immediately. The 400,000 Stock Options are exercisable into 400,000 shares of common stock at $0.09 per share with a Black Sholes valuation of $35,723.

Mr. Minhas resigned from the Board of Directors effective November 24, 2011.

(2)	Mr. Harding’s compensation has been disclosed above in the “Summary Compensation Table” as compensation related to his executive position as President/Chief Executive Officer.

(3)
Mr. Dhaliwal was granted 300,000 Stock Options on September 25, 2009 of which 100,000 Stock Options vested immediately, 100,000 Stock Options shall vest September 14, 2012 and the remaining 100,000 Stock Options shall vest September 14, 2015. The 100,000 Stock Options are exercisable into 100,000 shares of common stock at $0.80 per share with a Black Scholes valuation of $95,000.00

Mr. Dhaliwal was granted 50,000 Stock Options on March 14, 2011, which all vested immediately. The 50,000 Stock Options are exercisable into 50,000 shares of common stock at $0.13 per share with a Black Sholes valuation of $7,464. Mr. Dhaliwal was granted a further 400,000 Stock Options on April 20, 2011, which all vested immediately. The 400,000 Stock Options are exercisable into 400,000 shares of common stock at $0.09 per share with a Black Sholes valuation of $35,723.

Mr. Dhaliwal resigned from the Board of Directors effective November 24, 2011.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Steve Harding 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(2) 2,483,333	3.10%

Brian Manko 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(3) 500,000	Nil

All executive officers and directors as a group (2 persons)	(4) 2,983,333	5.59%

5% or Greater Beneficial Owners:

Westrock Land Corp. Address	5,812,416	6.73%

Devinder Randhawa 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	(5) 3,450,000	5.73%

*	Less than one percent.

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

(3)
 This figure consists of: (i) 300,000 shares of common stock; (ii) 50,000 vested Stock Options which are exercisable by Mr. Manko to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019; and (iii) 150,000 Stock Options which are exercisable by Mr. Manko to purchase 150,000 shares of our common stock at an exercise price of $0.09 per share expiring on April 20, 2021.

(4)
This figure consists of: (i) 2,450,000 shares of common stock; (ii) 383,333 vested Stock Options to purchase 383,333 shares of our common stock at an exercise price of $0.80; and (iii) 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $0.09 per share.

(5)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

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

DIRECTOR LOANS

During fiscal year ended December 31, 2011, our directors had outstanding loans to us in the aggregate of $87,809, which amounts were used to pay our operating expenses. Interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

Except for the transactions described above, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2011, we incurred $41,850 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and August 31, 2011.

During the year ended December 31, 2011, we incurred $7,650 in fees to our principal independent accountant for audit-related matters.

During the year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During the year ended December 31, 2010, we incurred approximately $44,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and August 31, 2010.

During the year ended December 31, 2010, we also incurred $950 in fees to our principal independent accountant for preparation of our 2009 income tax return.

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

AMERICAN EXPLORATION CORPORATION

Dated: May 15, 2012	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: May 15, 2012	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2012	By:	/s/ STEVE HARDING
Director

Dated: May 15, 2012	By:	/s/ HERB DHALIWAL
Director

Dated: May 15, 2012	By:	/s/ MANMOHAN MINHAS
Director