Form 10-Q
period 2012-03-31
American Exploration Corp
filed 2012-05-21
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 18, 2012
Common Stock, $0.001	60,273,333

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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash and cash equivalents	$5,515	$16,513
Total Current Assets	5,515	16,513

Total Assets	$5,515	$16,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$25,504	$19,944
Accounts payable – related parties	345,015	284,052
Short-term note payable	154,979	155,000
Short-term notes payable – related parties	148,222	147,809
Convertible notes – related party	100,270	95,227
Total Current Liabilities	773,990	702,032

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,274	60,274
Additional paid-in capital	6,439,077	6,369,884
Accumulated other comprehensive income	(1,591)	-
Accumulated deficit during exploration stage	(7,266,235)	(7,115,677)
Total Stockholders’ Deficit	(768,475)	(685,519)

Total Liabilities and Stockholders’ Deficit	$5,515	$16,513

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012 and 2011
 and For the Period from Inception (May 11, 2006) to March 31, 2012
(Unaudited)

			Period from
			Inception
	For the Three Months Ended March 31,		(May 11, 2006) to March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating Expenses
General and administrative	144,680	158,379	3,546,258
Amortization	-	842	11,277
Impairment	-	-	3,771,001
Total Operating Expenses	144,680	159,221	7,328,536

Loss from Operations	(144,680)	(159,221)	(7,328,536)

Other Income (Expense)
Interest expense	(7,678)	(6,102)	(112,138)
Loss on sale of assets	-	-	(1,161)
Other income	1,800	-	175,600
Total other income (expense)	(5,878)	(6,102)	(62,301)

Net loss	$(150,558)	$(165,323)	$(7,266,235)

Other Comprehensive Loss
Net loss on foreign currency translation	(1,591)	-	$(1,591)
Net comprehensive loss	$(152,149)	$(165,323)	$(7,267,826)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	60,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
and For the Period from Inception (May 11, 2006) to March 31, 2012
(Unaudited)

	For the Three Months Ended March 31,		Inception (May 11, 2006) to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,558)	$(165,323)	$(7,266,235)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	-	842	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	69,193	84,121	1,705,406
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,562	(7,918)	25,368
Accounts payable - related parties	60,994	59,352	345,046
Impairment	-	-	3,771,001
Net cash used in operating activities	(14,809)	(28,926)	(1,346,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	-	2,063,250
Proceeds from notes payable		30,000	155,000
Proceeds from notes payable - related parties	-	-	152,809
Proceeds from convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	-	30,000	2,466,286

Effect of exchange rate changes on cash	3,811	-	3,811

(Decrease) increase in cash during the period	(10,998)	1,074	5,515

Cash, beginning of the period	16,513	10,733	-

Cash, end of the period	$5,515	$11,807	$5,515

Supplemental cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

These financial statements should be read in conjunction with the audited financial statements and footnotes that are included as part of the Company’s Form 10-K for the year ended December 31, 2011.

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

For the quarter ended March 31, 2012 and 2011, the dilutive effect of options to purchase 3,900,000 and 2,800,000 shares of common stock, and warrants to purchase 0 and 100,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive. Also, for the three and nine months ended March 31, 2012 and 2011, approximately 200,000 shares of common stock associated with the conversion feature in the convertible note entered into in January 2010 were excluded.

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

As of March 31, 2012, the Company had no proved properties and, based upon the current status of the exploratory well in progress at March 31, 2012 on the Company’s properties, no impairment of unevaluated oil and gas properties was indicated.

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

Comprehensive Income

Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Subsequent Events

The Company’s management reviewed all material events from March 31, 2012 through the issuance date of this report and there are no other material subsequent events to report.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to March 31, 2012 of $7,266,235, has negative working capital of $768,475 at March 31, 2012 and is currently in default on certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements and current efforts are further described in Note 3 and Note 5.

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

The lease extension the Company applied for with Westrock Land Corp., a private corporation (“Westrock”), was not granted, requiring the 5,000 acre lease that American initially held, to be relinquished to Westrock. Mainland ceased all efforts to continue the merger process following loss of these leases, officially cancelling the merger.

NOTE 3. UNEVALUATED OIL AND GAS PROPERTIES

In November 2008, the Company executed an option agreement (the "Option Agreement") to purchase a 75% net revenue interest (100% working interest) in approximately 5,000 net acres of oil and gas leases located in Mississippi in the onshore region of the Gulf Coast of the United States. The purchase price was $625 per net acre, or a total of $3,125,000. Following certain extensions of the Option Agreement, the Company made additional cash payments totaling $325,001 and issued 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement.

The Company agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and the Company which extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock was willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. We were unable to provide financial consideration acceptable to Westrock, and were in default of the provisions of the Option Agreement and forfeited all rights under the Option Agreement. Westrock retained all payments made by us under the Option Agreement and all improvements made to the acquired properties. During the year ended December 31, 2011, the entire $3,771,001 was recorded to impairment expense.

Mainland Resources, Inc. Joint Development Project Termination

As a result of not completing the Burkley-Phillips #1 well prior to December 31, 2011 in accordance with its contractual obligations, the Company forfeited its 20% working interest in the 5,000 acre parcel that the Company had originally secured from Westrock. Effective December 12, 2011, the Leases were returned to Westrock.

Notwithstanding the Transfer of Leases, the Company still retains a twenty percent (20%) working interest in the 8,225 adjoining acres in Mississippi that Mainland Resources Inc. first contributed to the joint venture.

NOTE 4. RELATED PARTY TRANSACTIONS

As of March 31, 2012, former directors of the Company had outstanding loans to the Company of $88,222 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $100,270). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

As of March 31, 2012, the Company owed $345,015 to related parties, which consisted of $289,031 of professional fees owed to entities owned by the Company’s CEO and CFO, and $55,984 of accrued interest on related party notes from above.

As of March 31, 2012 through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum.

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

On August 11, 2010, the Company borrowed $20,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 10% per annum, is unsecured and interest together with principal is due on demand.

On December 5, 2011, the Company borrowed $20,000 from the same party noted above pursuant to a note payable agreement. The note bears interest at 10% per annum, is unsecured and interest together with principal is due on demand.

As of March 31, 2012 and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

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

At March 31, 2012, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For March 31, 2012, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2012, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2012 and December 31, 2011, the Company has a net operating loss carry forward of approximately $5.5 million and $5.4 million, respectively, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock - Issued and Outstanding

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

The Company recognized stock-based compensation expense of $69,193 related to these options during the three month periods ended March 31, 2012 and 2011.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a ten year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. These options vested immediately and $14,928 of share-based compensation was recognized during the three months ended March 31, 2011 related to this option grant.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company. These options had an exercise price of $0.09 per share, a ten year life and vested immediately. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. These options vested immediately.

The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.

A summary of stock option activity for the three months ended March 31, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2012	3,900,000	$0.58	$-
Exercisable at March 31, 2012	2,133,333	$0.40	$-

The Company recognized total stock-based compensation expense of $69,193 related to these options during the quarter ended March 31, 2012. As of March 31, 2012 the total unrecognized stock-based compensation expense related to non-vested stock options was $1,245,480. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 3.46 years. The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2012 is 7.96 years.

Warrants

As of March 31, 2012, no warrants were outstanding. As of March 31, 2011, the Company had 100,000 warrants outstanding with no intrinsic value that expired on April 5, 2011.

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

CURRENT BUSINESS OPERATIONS

We are an exploration stage company engaged in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus has been the acquisition of mineral leases located in Mississippi.

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

Our Board of Directors determined that it was in the best interests of us and our shareholders to mutually agree with Mainland Resources to terminate the Merger Agreement. The Board of Directors based its decision upon considerable analysis of certain factors including, but not limited to: (i) our default of the Option Purchase Agreement and based upon the Transfer of Leases, no longer had the asset base, including the Leases, we previously had to contribute now making such a merger undesirable; (ii) our retention of a twenty percent (20%) working interest in the 8,225 acres based upon the joint venture with Mainland Resources; (iii) the potential legal fees and costs, time and energy associated with any protracted litigation with Mainland Resources associated with termination of the merger; and (iv) our ability to pursue new business operations and asset base.

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

Westrock Option Agreement

In November 2008, the Company executed an option agreement (the "Option Agreement") to purchase a 75% net revenue interest (100% working interest) in approximately 5,000 net acres of oil and gas leases located in Mississippi in the onshore region of the Gulf Coast of the United States. The purchase price was $625 per net acre, or a total of $3,125,000. Following certain extensions of the Option Agreement, the Company made additional cash payments totaling $325,001 and issued 4,037,500 shares of its restricted common stock as satisfaction for the remaining balance due under the Option Agreement.

The Company agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and the Company which extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock was willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. We were unable to provide financial consideration acceptable to Westrock, and were in default of the provisions of the Option Agreement and forfeited all rights under the Option Agreement. Westrock retained all payments made by us under the Option Agreement and all improvements made to the acquired properties. During the year ended December 31, 2011, the entire $3,771,001 was recorded to impairment expense.

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

On April 27, 2010, we failed to fund our 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 well within the thirty-day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010). As a result, we forfeited 29% (of the total 49% held by American) working interest in the Burkley-Phillips No. 1 well and the prospect in favor of Mainland Resources. We continue to be entitled to a 20% interest in the Acreage and the prospect after completion (subject to compliance by us with all other terms and conditions of the Letter Agreement and the related joint operating agreement).

Mainland subsequently renegotiated the term on the leases originally held by us as well as those they had secured on the Buena Vista structure in Mississippi. The lease expiration dates were extended beyond 2011.  The lease expiration dates on the 8225 acres that American holds a 20% working interest currently were extended beyond 2011 to 2012. These lands have varying expiries which range from June through to October 2012. Should Mainland not be successful at renegotiating the term, the 20% interest held by American would be lost.

RESULTS OF OPERATION

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

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31,  2011.

Our net loss for the three month period ended March 31, 2012 was $150,558 compared to a net loss of $165,323 during the three month period ended March 31, 2011, a decrease of $14,765. We generated no revenue for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

During the three month period ended March 31, 2012, we incurred operating expenses of $144,680 compared to $159,221 incurred during the three month period ended March 31, 2011, a decrease of $14,541. Operating expenses during the three month periods ended March 31, 2012 and 2011 consist primarily of officers’ salaries of $53,250 for both periods, and stock compensation expense of $69,193 and $84,121, respectively.

Interest expense of $7,678 and $6,102 incurred during the three month period ended March 31, 2012 and 2011, respectively. During the three month period ended March 31, 2012, we also recognized $1,800 (2011: $-0-) as other income.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As of March 31, 2012, our current assets were $5,515 and our current liabilities were $773,990, which resulted in a working capital deficit of $768,475. As of March 31, 2012, current assets were comprised of $5,515 in cash and cash equivalents and current liabilities were comprised of: (i) $25,504 in accounts payable and accrued liabilities; (ii) $345,015 in accounts payable–related parties; (iii) $154,979 in short-term notes payable; (iv) $148,222 in short-term notes payable – related parties; and (v) $100,270 in convertible notes payable – related party.

As of March 31, 2012, our total assets were $5,515 comprised of current assets. The decrease in total assets during the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to payment made to vendors during the first quarter of 2012.

As of March 31, 2012, our total liabilities were $773,990 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in accounts payable – related parties.

Stockholders’ deficit increased from $685,519 as of December 31, 2011 to $768,475 as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2012, net cash flows used in operating activities was $14,809 compared to $28,926 used during the three-month period ended March 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $150,558 (2011: $165,323), which was offset by $69,193 (2011: $84,121) in share-based compensation, $5,562 (2011: ($7,918)) in change in accounts payable and accrued liabilities and $60,994 (2011: $59,352) in change in accounts payable - related parties.

Cash Flows from Investing Activities

For the three-month periods ended March 31, 2012 and 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three-month period ended March 31, 2012, net cash flows provided from financing activities was $-0- compared to $30,000 for the three-month period ended March 31, 2011. Cash flows from financing activities for the three-month period ended March 31, 2011 consisted of $30,000 in borrowings from a note payable.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal year ended December 31, 2011 was dedicated to consummation of the Merger Agreement and identification of potential drilling partners. Financing partners were sought with the intent of conducting a private placement to raise funds to finalize the mineral lease acquisition in Mississippi and for the participation in the drilling of a well on those lands. Since the Merger Agreement was not consummated, possible further advances from related parties and the sale of securities will be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Since the Merger Agreement was not consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) possible drilling initiatives on current Lease and future properties; and (ii) future property acquisitions. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Should the initial Burkley Phillips well be frac’d and tested at rates that were deemed commercial and a second well proposed on lands that the Company holds an interest (the 8225 acres), American Exploration would be required to fund its 20% interest representing a capital requirement of $3 to $4 million dollars. Should a new property be identified, funding requirements would be asset specific, anticipated to be less than $5 million dollars. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

Mainland Resources Note

In connection with the Merger Agreement, we previously entered into that certain promissory note dated September 27, 2010 with Mainland Resources, which was amended December 23, 2010, March 30, 2011, May 17, 2011, August 18, 2011 and October 31, 2011, (as amended being collectively, the “Original Promissory Note”). The Original Promissory Note evidenced monies advanced by Mainland Resources to us in order to assist us with various costs associated with the completion of the proposed merger between us and Mainland Resources pursuant to the terms and provisions of the Merger Agreement.

In accordance with the terms and conditions of the Termination and Release Agreement, we entered into a new promissory note dated December 31, 2011 with Mainland Resources (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced our current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest.

Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $100,270 (the “Debenture”) with DMS Ltd. (“DMS”).  In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note is in default.

Director Loans to the Company

As of December 31, 2011, our directors had outstanding loans to us in the aggregate amount of $88,222, which amounts were used to pay our operating costs. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of the loans are unsecured and no interest has been paid to date.

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

GOING CONCERN

There is substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

ITEM 4. MINE SATEFY DISCLOSURES

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

AMERICAN EXPLORATION CORPORATION

Dated: May 21, 2012	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: May 21, 2012	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer