Form 10-Q/A
period 2012-03-31
American Exploration Corp
filed 2012-05-22
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10-Q is being filed to correct the XBRL interactive data that was filed on original Form 10-Q on May 21, 2012. The filing agent inadvertently used the incorrect XBRL interactive data file when uploading the original Form 10-Q. No changes have been made to this Form 10-Q document, only the XBRL interactive data filed in conjuction with this Amendment No.1.

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

AMERICAN EXPLORATION CORPORATION

Dated: May 22 , 2012	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: May 22 , 2012	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer