Form 10-Q
period 2012-06-30
American Exploration Corp
filed 2012-08-20
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2012
Common Stock, $0.001	60,273,333

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$6,428	$16,513
Total Current Assets	6,428	16,513

Total Assets	$6,428	$16,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$51,204	$19,944
Accounts payable – related parties	379,856	284,052
Short-term note payable	185,000	155,000
Short-term notes payable – related parties	147,998	147,809
Advance from officer	1,800	-
Convertible notes – related party	97,550	95,227
Total Current Liabilities	863,408	702,032

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding, respectively	60,274	60,274
Additional paid-in capital	6,508,270	6,369,884
Accumulated other comprehensive income	34	-
Accumulated deficit during exploration stage	(7,425,558)	(7,115,677)
Total Stockholders’ Deficit	(856,980)	(685,519)

Total Liabilities and Stockholders’ Deficit	$6,428	$16,513

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2012 and 2011
and For the Period from Inception (May 11, 2006) to June 30, 2012
(Unaudited)

					Period from Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(May 11, 2006) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	151,481	249,121	296,161	407,500	3,697,739
Depreciation and amortization	-	842	-	1,684	11,277
Impairment of oil & gas properties	-	-	-	-	3,771,001
Total operating expenses	151,481	249,963	296,161	409,184	7,480,017

Loss from operations	(151,481)	(249,963)	(296,161)	(409,184)	(7,480,017)

Other income (expense)
Interest expense	(7,842)	(6,537)	(13,720)	(12,639)	(118,180)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	-	-	-	173,800
Total other income (expense)	(7,842)	(6,537)	(13,720)	(12,639)	54,459

Net loss	$(159,323)	$(256,500)	$(309,881)	$(421,823)	$(7,425,558)

Other comprehensive income (loss)
Net gain on foreign currency translation	1,625	-	34	-	34
Net comprehensive loss	$(157,698)	$(256,500)	$(309,847)	$(421,823)	$(7,425,524)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	60,273,333	60,273,333	60,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
and For the Period from Inception (May 11, 2006) to June 30, 2012
(Unaudited)

	Six Months Ended June 30,		Inception (May 11, 2006) to
	2012	2011	30-Jun-12

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(309,881)	$(421,823)	$(7,425,558)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	-	1,684	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	138,386	252,544	1,774,599
Impairment of oil & gas properties	-	-	3,771,001
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	31,277	(9,585)	51,083
Accounts payable - related parties	96,116	118,301	380,168
Net cash used in operating activities	(44,102)	(58,879)	(1,375,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	-	2,063,250
Proceeds from notes payable	30,000	65,000	185,000
Proceeds from advance from officer	1,800	-	154,609
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	31,800	65,000	2,498,086

Effect of exchange rate changes on cash	2,217	-	2,217

Increase (decrease) in cash during the period	(10,085)	6,121	6,428
Cash, beginning of the period	16,513	10,733	-

Cash, end of the period	$6,428	$16,854	$6,428

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of American Exploration Corporation (the “Company” or “American”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

For the quarter ended June 30, 2012 and 2011, the dilutive effect of options to purchase 2,133,333 and 2,800,000 shares of common stock and warrants to purchase Nil and 100,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of June 30, 2012, the Company had no proved properties and, the exploratory well on the Company’s properties, has previously been fully impaired pending future development.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to June 30, 2012 of $7,425,558; has negative working capital of $856,980 at June 30, 2012; and is currently in default on certain outstanding debt obligations. Accordingly, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company intends to fund initial operations through equity financing or debt arrangements and current efforts are further described in Note 3 and Note 5.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

Mainland Resources, Inc. Merger Agreement

In 2010, our Board of Directors authorized and approved the execution of a definitive merger agreement and plan of merger (the “Merger Agreement”) dated March 22, 2010 with Mainland Resources, Inc., a Nevada corporation (“Mainland Resources”). The Merger Agreement provided for a stock-for-stock merger to be effected under the laws of the State of Nevada.

The Company held a 5,000 acre oil and gas lease with Westrock Land Corp., a private corporation (“Westrock”). As of December 31, 2011, American’s lease expired and was relinquished to Westrock. Mainland ceased all efforts to continue the merger process following loss of these leases, officially cancelling the merger.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of June 30, 2012, former directors of the Company had outstanding loans to the Company of $87,999 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $97,550). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

During the six-month period ended June 30, 2012, the Company’s Chief Executive Officer made advances of $1,800 to the Company.  These advances are due on demand and accrue no interest.

As of June 30, 2012, the Company owed $379,856 to related parties, which consisted of $342,250 of professional fees owed to entities owned by the Company’s CEO and CFO, and $37,606 of accrued interest on related party notes from above.

As of June 30, 2012, through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum. No demand for payment has been made by Mainland Resources.

NOTE 5. NOTES PAYABLE

From June 2010 to December 2011, the Company entered the following notes with the same unrelated third party:

	Date	Stated	Original
	of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	06/02/10	5%	$50,000	06/02/11	Yes
#2	02/04/11	5%	30,000	On Demand	No
#3	05/04/11	5%	35,000	On Demand	No
#4	08/11/11	10%	20,000	On Demand	No
#5	12/05/11	10%	20,000	On Demand	No

On April 28, 2012, the Company borrowed $30,000 pursuant to a note payable agreement with another unrelated third party.  The note is due on demand and accrues interest at 10% per annum.

As of June 30, 2012, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

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

At June 30, 2012, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For June 30, 2012, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At June 30, 2012, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2012 and December 31, 2011, the Company has a net operating loss carry forward of approximately $5.7 million and $5.4 million, respectively, which will expire between years 2026 and 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

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

The Company recognized stock-based compensation expense of $138,386 related to these options during the six-month periods ended June 30, 2012 and 2011.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a ten year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Scholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. These options vested immediately and $14,928 of share-based compensation was recognized during the six months ended June 30, 2011 related to this option grant.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company. These options had an exercise price of $0.09 per share, a ten year life and vested immediately. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Scholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. These options vested immediately.

The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107.

A summary of stock option activity for the six months ended June 30, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2012	3,900,000	$0.58	$-
Exercisable at June 30, 2012	2,133,333	$0.40	$-

The Company recognized total stock-based compensation expense of $138,386 related to these options during the quarter ended June 30, 2012. As of June 30, 2012 the total unrecognized stock-based compensation expense related to non-vested stock options was $1,176,287. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 3.21 years. The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2012 is 7.71 years.

Warrants

As of June 30, 2012, no warrants were outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company continues to pursue new business opportunities, which includes the acquisition of new assets. If the appropriate assets are identified, the Company will conduct a financing to secure and develop the assets of interest.

The Company’s Chief Executive Officer has made further advances of $15,048 to the Company.  These advances are due on demand and accrue no interest.

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

Termination of Merger

Under Section 7.3 of the Merger Agreement: (i) either we or Mainland Resources may terminate the Merger Agreement if certain conditions specified in the Merger Agreement were not satisfied at or before the “Termination Date”, which is defined in Section 1.1 of the Merger Agreement to mean January 31, 2012, or such later date as may be mutually agreed; or (ii) we and Mainland Resources may mutually agree to terminate the Merger Agreement (without further action on the part of the shareholders of the Corporation) any time prior to the filing of the Articles of Merger.

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

Mainland subsequently renegotiated the term on the leases originally held by us as well as those they had secured on the Buena Vista structure in Mississippi. The lease expiration dates on the 8,225 acres that American holds a 20% working interest currently were extended beyond 2011 to 2012. These lands have varying expiries which range from June through to October 2012. Should Mainland not be successful at renegotiating the term, the 20% interest held by American would be lost.

RESULTS OF OPERATIONS

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

Six-Month Period Ended June 30, 2012 Compared to Six-Month Period Ended June 30, 2011.

Our net loss for the six-month period ended June 30, 2012 was $309,881 compared to a net loss of $421,823 during the six-month period ended June 30, 2011, a decrease of $111,942. We generated no revenue for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

During the six-month period ended June 30, 2012, we incurred operating expenses of $296,161 compared to $409,184 incurred during the six-month period ended June 30, 2011, a decrease of $113,023. The decrease in operating expenses was primarily attributable to a decrease in share-based compensation of $114,158 from $252,544 for the six months ended June 30, 2011 compared to $138,386 for the six month period ended June 30, 2012.

Interest expense of $13,720 and $12,639 was incurred during the six-month period ended June 30, 2012 and 2011, respectively.

Three-Month Period Ended June 30, 2012 Compared to Three-Month Period Ended June 30, 2011.

Our net loss for the three-month period ended June 30, 2012 was $159,323 compared to a net loss of $256,500 during the three-month period ended June 30, 2011, a decrease of $97,177. We generated no revenue for the three-month periods ended June 30, 2012 and June 30, 2011, respectively.

During the three-month period ended June 30, 2012, we incurred operating expenses of $151,481 compared to $249,963 incurred during the three-month period ended June 30, 2011, a decrease of $98,482. The decrease in operating expenses was primarily attributable to a decrease in share-based compensation of $99,230 from $168,423 for the three months ended June 30, 2011 compared to $69,193 for the six month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our current assets were $6,428 and our current liabilities were $863,408, which resulted in a working capital deficit of $856,980. As of June 30, 2012, current assets were comprised of $6,428 in cash and cash equivalents and current liabilities were comprised of: (i) $51,204 in accounts payable and accrued liabilities; (ii) $379,856 in accounts payable–related parties; (iii) $185,000 in short-term notes payable; (iv) $147,998 in short-term notes payable – related parties; (v) $97,550 in convertible notes payable – related party; and (vi) $1,800 in advance from officer.

As of June 30, 2012, our total assets were $6,428 comprised of current assets. The decrease in total assets during the six-month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to payments made to vendors during the first quarter of 2012.

As of June 30, 2012, our total liabilities were $863,408 comprised entirely of current liabilities. The increase in liabilities during the six-month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in accounts payable – related parties.

Stockholders’ deficit increased from $685,519 as of December 31, 2011 to $856,980 as of June 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six-month period ended June 30, 2012, net cash flows used in operating activities was $44,102 compared to $58,879 used during the six-month period ended June 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $309,881 (2011: $421,823), which was offset by $138,386 (2011: $252,544) in share-based compensation, $18,945 (2011: -$9,585) in change in accounts payable and accrued liabilities and $108,448 (2011: $118,301) in change in accounts payable - related parties.

Cash Flows from Investing Activities

For the six-month periods ended June 30, 2012 and 2011, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six-month period ended June 30, 2012, net cash flows provided from financing activities was $31,800 compared to $65,000 for the six-month period ended June 30, 2011. Cash flows from financing activities for the six-month periods ended June 30, 2012 and June 30, 2011 consisted of $31,800 and $65,000 in borrowings from notes payable, respectively.

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

Should the initial Burkley Phillips well be frac’d and tested at rates that were deemed commercial and a second well proposed on lands that the Company holds an interest (the 8,225 acres), American Exploration would be required to fund its 20% interest representing a capital requirement of $3 to $4 million dollars. Should a new property be identified, funding requirements would be asset specific, anticipated to be less than $5 million dollars.

Much of our activity during the second quarter of 2012 was directed towards identifying new business opportunities for the company. We are reviewing new opportunities and assets which might be used to grow our business.

Since the Merger Agreement was not consummated and if adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or develop our unevaluated oil and gas assets, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

Debt Maturities Schedule

	Date	Stated	Original
	of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	06/02/10	5%	$50,000	06/02/11	Yes
#2	02/04/11	5%	30,000	On Demand	No
#3	05/04/11	5%	35,000	On Demand	No
#4	08/11/11	10%	20,000	On Demand	No
#5	12/05/11	10%	20,000	On Demand	No
#6	04/28/12	10%	30,000	On Demand	No

Short-Term Debt - Related Parties
#7	08/16/09	10%	$30,000	On Demand	No
#8	05/29/09	10%	8,200	On Demand	No
#9	06/05/09	10%	50,000	On Demand	No
Mainland Resources (A)	09/27/10	12%	60,000	On Demand	No
Advance from Officer (C)	01/26/12	N/A	1,800	On Demand	No

Convertible Notes Payable – Non-Related Party
Debenture (B)	10/13/09	5%	$100,000	01/13/10	Yes

(A)  Mainland Resources Note

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

In accordance with the terms and conditions of the Termination and Release Agreement, we entered into a new promissory note dated December 21, 2011 with Mainland Resources (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced our current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest.

(B)  Debenture

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

(C)  Advance from Officer

As of June 30, 2012, we owed $1,800.00 in advances made by our Chief Executive Officer.  These advances are due on demand and accrue no interest.

Related Parties

As of June 30, 2012, we owed $379,856 to related parties, which consisted of $342,250 of professional fees owed to entities owned by our Chief Executive Officer and Chief Financial Officer, and $37,606 of accrued interest on related party notes referenced above.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during the fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

AMERICAN EXPLORATION CORPORATION

Dated: August 20, 2012	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: August 20, 2012	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer