Form 10-Q
period 2012-09-30
American Exploration Corp
filed 2012-12-19
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 17, 2012
Common Stock, $0.001	60,273,333

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and cash equivalents	$4,965	$16,513
Total Current Assets	4,965	16,513

Total Assets	$4,965	$16,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$38,088	$19,944
Accounts payable – related parties	453,397	284,052
Short-term note payable	185,000	155,000
Short-term notes payable – related parties	148,311	147,809
Advances from officer	23,433	-
Convertible notes – related party	101,640	95,227
Total Current Liabilities	949,869	702,032

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding	60,274	60,274
Additional paid-in capital	6,577,464	6,369,884
Accumulated other comprehensive income	(4,903)	-
Accumulated deficit during exploration stage	(7,577,739)	(7,115,677)
Total Stockholders’ Deficit	(944,904)	(685,519)

Total Liabilities and Stockholders’ Deficit	$4,965	$16,513

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2012 and 2011
and For the Period from Inception (May 11, 2006) to September 30, 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 11, 2006) to September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	141,572	155,532	437,733	563,032	3,839,311
Depreciation and amortization	-	842	-	2,526	11,277
Impairment of oil and gas properties	-	-	-	-	3,771,001
Total operating expenses	141,572	156,374	437,733	565,558	7,621,589

Loss from operations	(141,572)	(156,374)	(437,733)	(565,558)	(7,621,589)

Other income (expense)
Interest expense	(10,609)	(6,956)	(24,329)	(19,595)	(128,789)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	-	-	-	173,800
Total other income (expense)	(10,609)	(6,956)	(24,329)	(19,595)	43,850

Net loss	$(152,181)	$(163,330)	$(462,062)	$(585,153)	$(7,577,739)

Other comprehensive income (loss)
Net loss on foreign currency translation	(4,869)	-	(4,903)	-	(4,903)
Net comprehensive loss	$(157,050)	$(163,330)	$(466,965)	$(585,153)	$(7,582,642)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	60,273,333	60,273,333	60,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
and For the Period from Inception (May 11, 2006) to September 30, 2012
(Unaudited)

	Nine Months Ended September 30,		Inception (May 11, 2006) to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(462,062)	$(585,153)	$(7,577,739)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	-	2,526	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	207,579	321,737	1,843,792
Impairment of oil and gas properties	-	-	3,771,001
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,136	1,020	37,702
Accounts payable - related parties	169,105	179,345	453,397
Net cash used in operating activities	(67,242)	(80,525)	(1,398,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in website	-	-	(10,000)
Acquisition of unproved O&G properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	-	2,063,250
Proceeds from notes payable	30,000	85,000	185,000
Proceeds from notes payable - related parties		-	152,809
Advances from officer	23,433	-	23,433
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	53,433	85,000	2,519,719

Effect of exchange rate changes on cash	2,261	-	2,261

Increase (decrease) in cash during the period	(11,548)	4,475	4,965

Cash, beginning of the period	16,513	10,733	-

Cash, end of the period	$4,965	$15,208	$4,965

Supplemental cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

Income (Loss) per Common Share

Basic net loss per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants or the assumed conversion of convertible debt instruments, using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the three and nine months ended September 30, 2012 and 2011, the dilutive effect of options to purchase 3,900,000 and 3,900,000 shares of common stock and warrants to purchase Nil and Nil shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of September 30, 2012, the Company had no proved properties and the exploratory well on the Company’s properties has previously been fully impaired pending future development.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of non-vested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if historical forfeiture rates are available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Subsequent Events

The Company evaluated all material subsequent events from September 30, 2012 through the date of the issuance of these consolidated financial statements for disclosure consideration. Subsequent to the reporting period, Spotlight Innovation LLC advanced $2500 to American Exploration to cover short term expenses.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to September 30, 2012 of $7,577,739; has negative working capital of $944,904 at September 30, 2012; and is currently in default on certain outstanding debt obligations. Accordingly, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company intends to fund initial operations through equity financing or debt arrangements.

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

The Company agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and the Company which extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock was willing to grant an extension to the December 31, 2011 deadline for the Company to meet its drilling obligations under the terms and provisions of the Option Agreement if the Company proposes reasonable financial consideration acceptable to Westrock by December 15, 2011. The Company was unable to provide financial consideration acceptable to Westrock, and was in default of the provisions of the Option Agreement and forfeited all rights under the Option Agreement. Westrock retained all payments made by us under the Option Agreement and all improvements made to the acquired properties. During the year ended December 31, 2011, the entire $3,771,001 was recorded to impairment expense.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of September 30, 2012, former directors of the Company had outstanding loans to the Company of $88,334 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $101,640). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest.

During the nine-month period ended September 30, 2012, the Company’s Chief Executive Officer made advances of $23,433 to the Company. These advances are due on demand and accrue no interest.

As of September 30, 2012, the Company owed $726,781 to related parties, which consisted of $395,500 of professional fees owed to entities owned by the Company’s CEO and CFO, $273,384 of notes payable and advances from officer and $57,897 of accrued interest on related party notes from above.

As of September 30, 2012, through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

Mainland Resources Note Payable

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay the Company’s operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $67,003, comprised of $60,000 in principal and $7,003 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum. As of September 30, 2012, through the date of this filing, the Company has not received a demand notice from Mainland Resources for payment on this note payable.

NOTE 5. NOTES PAYABLE

From June 2010 to December 2011, the Company entered the following notes with the same unrelated third party:

	Date	Stated	Original
	Of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	06/02/10	5%	$50,000	On Demand	No
#2	02/04/11	5%	30,000	On Demand	No
#3	05/04/11	5%	35,000	On Demand	No
#4	08/11/11	10%	20,000	On Demand	No
#5	12/05/11	10%	20,000	On Demand	No

On April 28, 2012, the Company borrowed $30,000 pursuant to a note payable agreement with another unrelated third party. The note is due on demand and accrues interest at 10% per annum.

As of September 30, 2012, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

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

At September 30, 2012, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For the nine months ended September 30, 2012, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At September 30, 2012, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2012 and December 31, 2011, the Company has a net operating loss carry forward of approximately $5.7 million and $5.4 million, respectively, which will expire between years 2026 and 2032. Due to the change in ownership provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. EQUITY TRANSACTIONS

Common Stock:

The Company did not have any common stock activities during the nine months ended September 30, 2012 and 2011.

Stock Option:

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

The Company recognized stock-based compensation expense of $207,579 related to these options during the nine-month periods ended September 30, 2012 and 2011.

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

A summary of stock option activity for the nine months ended September 30, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2012	3,900,000	$0.58	$-
Exercisable at September 30, 2012	3,016,667	$0.52	$-

The Company recognized total stock-based compensation expense of $207,579 related to these options during the quarter ended September 30, 2012. As of September 30, 2012, the total unrecognized stock-based compensation expense related to non-vested stock options was $830,321. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 2.96 years. The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2012 is 7.46 years.

Stock Warrant:

There were no stock warrant activities during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, there were no stock warrants outstanding.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to the reporting period, Spotlight Innovation LLC advanced $2500 to American Exploration to cover short term expenses. The advances are due on demand and bear no interest.

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

Mainland subsequently renegotiated the term on the leases originally held by us as well as those they had secured on the Buena Vista structure in Mississippi. The lease expiration dates on the 8,225 acres that American holds a 20% working interest currently were extended beyond 2011 to 2012. These lands have varying expiries which range from June through to October 2012. Should Mainland not be successful at renegotiating the term, the 20% interest held by American would be lost.  As of the date of this filing nothing has changed in the status of these negotiations.

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

Nine-Month Period Ended September 30, 2012 Compared to Nine-Month Period Ended September 30, 2011.

Our net loss for the nine-month period ended September 30, 2012 was $462,062 compared to a net loss of $585,153 during the nine-month period ended September 30, 2011, a decrease of $123,091. We generated no revenue for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

During the nine-month period ended September 30, 2012, we incurred operating expenses of $437,733 compared to $565,558 incurred during the nine-month period ended September 30, 2011, a decrease of $127,825. The decrease in operating expenses was primarily attributable to a decrease in share-based compensation of $114,157 from $321,736 for the nine months ended September 30, 2011 compared to $207,579 for the nine month period ended September 30, 2012.

Interest expense of $24,329 and $19,595 was incurred during the nine-month period ended September 30, 2012 and 2011, respectively.

Three-Month Period Ended September 30, 2012 Compared to Three-Month Period Ended September 30, 2011.

Our net loss for the three-month period ended September 30, 2012 was $152,181 compared to a net loss of $163,330 during the three-month period ended September 30, 2011, a decrease of $11,149. We generated no revenue for the three-month periods ended September 30, 2012 and September 30, 2011, respectively.

During the three-month period ended September 30, 2012, we incurred operating expenses of $141,572 compared to $156,374 incurred during the three-month period ended September 30, 2011, a decrease of $14,802. The decrease in operating expenses was primarily attributable to a decrease in audit fees and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our current assets were $4,965 and our current liabilities were $949,869, which resulted in a working capital deficit of $944,904. As of September 30, 2012, current assets were comprised of $4,965 in cash and cash equivalents and current liabilities were comprised of: (i) $38,088 in accounts payable and accrued liabilities; (ii) $453,397 in accounts payable–related parties; (iii) $185,000 in short-term notes payable; (iv) $148,311 in short-term notes payable – related parties; (v) $101,640 in convertible notes payable – related party; and (vi) $23,433 in advances from officer.

As of September 30, 2012, our total assets were $4,965 comprised of current assets. The decrease in total assets during the nine-month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to payments made to vendors during the first quarter of 2012.

As of September 30, 2012, our total liabilities were $949,869 comprised entirely of current liabilities. The increase in liabilities during the nine-month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in accounts payable – related parties.

Stockholders’ deficit increased from $685,519 as of December 31, 2011 to $944,904 as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine-month period ended September 30, 2012, net cash flows used in operating activities was $67,242 compared to $80,525 used during the nine-month period ended September 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $462,062 (2011: $585,153), which was offset by $207,579 (2011: $321,737) in share-based compensation, $18,136 (2011: $1,020) in change in accounts payable and accrued liabilities and $169,105 (2011: $179,345) in change in accounts payable - related parties.

Cash Flows from Investing Activities

For the nine-month periods ended September 30, 2012 and 2011, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended September 30, 2012, net cash flows provided from financing activities was $53,433 compared to $85,000 for the nine-month period ended September 30, 2011. Cash flows from financing activities for the nine-month periods ended September 30, 2012 and September 30, 2011 consisted of $30,000 and $85,000 in borrowings from notes payable, respectively and $23,433 and $0 in advances from officer.

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

MATERIAL COMMITMENTS

Debt Maturities Schedule

	Date	Stated	Original
	of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	6/2/2010	5%	$50,000	On Demand	No
#2	2/4/2011	5%	$30,000	On Demand	No
#3	5/4/2011	5%	$35,000	On Demand	No
#4	8/11/2011	10%	$20,000	On Demand	No
#5	12/5/2011	10%	$20,000	On Demand	No
#6	4/28/2012	10%	$30,000	On Demand	No
Short-Term Debt - Related Parties
#7	8/16/2009	10%	$30,000	On Demand	No
#8	5/29/2009	10%	$8,334	On Demand	No
#9	6/5/2009	10%	$50,000	On Demand	No
Mainland Resources (A)	9/27/2010	12%	$60,000	On Demand	No
Convertible Notes Payable – Related Party
Debenture (B)	10/13/2009	5%	$101,640	1/13/2010	Yes

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

(B) Debenture

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $101,640 (the “Debenture”) with DMS Ltd. (“DMS”). In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note is in default.

Related Parties

As of September 30, 2012, we owed $726,781 to related parties, which consisted of $395,500 of professional fees owed to entities owned by our Chief Executive Officer and Chief Financial Officer, $273,384 of notes payable and advances from officer and $57,897 of accrued interest on related party notes from above. During the nine-month period ended September 30, 2012, our Chief Executive Officer made advances of $23,433 to us. These advances are due on demand and accrue no interest.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

AMERICAN EXPLORATION CORPORATION

Dated: December 19, 2012	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: December 19, 2012	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer