Form 10-K
period 2012-12-31
American Exploration Corp
filed 2013-04-16
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-141060

American Exploration Corporation
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1520, 700 6th Ave SW
Calgary, Alberta
Canada T2P 0T8
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2012 is $808,538.

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

Class Outstanding as of April 15, 2013 Common Stock, $0.001 60,273,333 shares.

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

RECENT DEVELOPMENTS

TRANSFER AGENT

Our transfer agent is Routh Stock Transfer Inc., 6860 N Dallas Parkway, Suite 200, Plano, Texas 75024. Effective November 1, 2011, Routh Stock Transfer merged with Securities Transfer Corporation the surviving entity, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, with whom we continue to work.

BUSINESS OPERATIONS

We have been an exploration stage company engaged in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus was the acquisition of mineral leases located in Mississippi. However, we anticipate to changing our business operations as described below (see Section entitled “Spotlight Merger Agreement”), which shall include commercialization of healthcare intellectual property.

Spotlight Merger Agreement

Effective on February 12, 2013, we entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, an Iowa limited liability company ("Spotlight"). In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of our restricted common stock on a post reverse split basis. Certain conditions precedent must be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of us; (ii) we shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) we shall have completed a 100:1 reverse stock split of our common stock; (iv) we shall have amended our certificate of incorporation to change our name to Spotlight Innovation, Inc.; (v) we shall have received approval from a majority of our shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) our current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement.

There is no guarantee the transaction contemplated in the Spotlight Merger Agreement will close, and if it does, when it will close, or that the operations of Spotlight will be successful.

Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides stratgeic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commericalization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

Previous Merger Agreement

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

Westrock Option Agreement

In November 2008, we executed an option agreement (the "Option Agreement") with Westrock Land Corp., (“Westrock”) to purchase a 75% net revenue interest (100% working interest) in approximately 5,000 net acres of oil and gas leases located in Mississippi in the onshore region of the Gulf Coast of the United States. The purchase price was $625 per net acre, or a total of $3,125,000. Following certain extensions of the Option Agreement, we made additional cash payments totaling $325,001 and issued 4,037,500 shares of our restricted common stock as satisfaction for the remaining balance due under the Option Agreement.

We agreed to drill and complete a minimum of at least one well on the properties in the Haynesville geological zone no later than December 31, 2010. On November 2, 2010, an agreement was signed between the counterparty and we extended the deadline for drilling and completing a well in the Haynesville Formation to December 31, 2011. On November 11, 2011, we received a letter from Westrock advising that Westrock was willing to grant an extension to the December 31, 2011 deadline for us to meet our drilling obligations under the terms and provisions of the Option Agreement if we propose reasonable financial consideration acceptable to Westrock by December 15, 2011. We were unable to provide financial consideration acceptable to Westrock, and were in default of the provisions of the Option Agreement and forfeited all rights under the Option Agreement. Westrock retained all payments made by us under the Option Agreement and all improvements made to the acquired properties. During the year ended December 31, 2011, the entire $3,771,001 was recorded to impairment expense.

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

Notwithstanding the Transfer of Leases, we still retained a twenty percent (20%) working interest in the 8,225 adjoining acres in Mississippi that Mainland Resources Inc. first contributed to the joint venture. In October 2012, Mainland was not successful at renegotiating the term on the leases held by us. Accordingly, in October 2012 the 20% interest held in leases for the 8,225 acres expired. As of the date of this filing we do not have a right to any working interests.

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

Mainland subsequently renegotiated the term on the leases originally held by us as well as those they had secured on the Buena Vista structure in Mississippi. The lease expiration dates on the 8,225 acres that American holds a 20% working interest currently were extended beyond 2011 to 2012. These lands have varying expiries which range from June through to October 2012. In October 2012, Mainland was not successful at renegotiating the term on the leases held by us. Accordingly, in October 2012 the 20% interest held by American was lost.

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

PRODUCTION INFORMATION

During fiscal year ended December 31, 2012 and previous, we had no oil and gas production.

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

PROSPECT	GROSS (1)	NET (2)

Buena Vista	0	0
Total	0	0
________________
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

As of the date of this Annual Report, no wells were drilled on acreage adjoining our lands in Jefferson County, Mississippi acreage, which is unevaluated and subject to completion as of December 31, 2012 and the date of this filing.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

RISKS RELATED TO OUR BUSINESS

In the Event the Spotlight Merger Agreement is Not Consummated, as Part of Our Potential Growth Strategy, We Will be Required to Acquire Additional Oil and Gas Properties.

In the event the Spotlight Merger Agreement is not consummated, and as part of our growth strategy, we will be required to acquire additional oil and gas assets. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing potential acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels, or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We Will Need to Secure Additional Financing if the Spotlight Merger Agreement is Not Consummated to Further Exploration and Production Activities.

In the event the Spotlight Merger Agreement is not consummated, we will require significant additional financing in order to commence and continue any developmental activities and/or production activities and our assessment of our acquired lease and the commercial viability of future oil and gas properties. Furthermore, if the cost of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. In the event the Spotlight Merger Agreement is not consummated, the continued exploration and development and production of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage. We are experiencing significant negative cash flow. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that significant debt financing will not be an alternative to us as we are in the exploration stage. In the event the Merger Agreement is not consummated, we may finance our business by offering an interest in future oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas property. Further, if we are able to establish that development of future oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our future oil and gas properties into production and recover our investment and potentially dilute our interest in the property with the drilling of future wells.

If our future oil and gas properties do not contain any proved reserves, we may not discover commercially exploitable quantities of oil or gas on our future properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

We are in the exploration stage as opposed to the development stage and have no known body of reserves. No reserves have yet been determined to be economic and may never be determined to be economic. In the event the Spotlight Merger Agreement is not consummated, we plan to conduct further exploration activities on future oil and gas properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our oil and gas leases. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that a future property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our future oil and gas property can be commercially developed.

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

In the Event the Spotlight Merger Agreement is Not Consummated, Exploration Activities on Future Oil and Gas Properties and Potential Lease Acquisitions May Not Be Commercially Successful. This Could Lead Us to Abandon Our Plans to Develop the Property and Our Investments in Exploration.

In the event the Spotlight Merger Agreement is not consummated, our long-term success would then depend on our ability to establish commercially recoverable quantities of oil and natural gas on future oil and gas properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $7,715,686 from May 11, 2006 (inception) to December 31, 2012. As of December 31, 2012, we had an accumulated deficit of $7,715,686 and had incurred losses of $600,009 during fiscal year ended December 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the Spotlight Merger Agreement is consummated and working capital is necessary; (ii) in the event the Spotlight Merger Agreement is not consummated, the costs to acquire additional leases are more than we anticipate; (iii) drilling and completion costs for additional wells increase beyond our expectations; or (iv) we encounter greater costs associated with general and administrative expenses or offering costs.

The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We Have Received a Going Concern Opinion In the Report of our Independent Registered Public Accounting Firm Accompanying Our December 31, 2012 and December 31, 2011 Financial Statements.

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

We Are a New Entrant Into the Oil and Gas Exploration and Production Industry Without Profitable Operating History.

Since inception, our activities have been limited to organizational efforts, obtaining working capital, acquiring the Westrock Lease, participating as a merger candidate in the Merger Agreement, and currently participating as a merger candidate in the Spotlight Merger Agreement. As a result, there is limited information regarding property related production potential or future revenue generation potential.

In the event the Spotlight Merger Agreement is not consummated, the business of oil and gas exploration and production is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties, if economic quantities are found, is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Future Potential Drilling Operations May Not Be Successful.

In the event the Spotlight Merger Agreement is not consummated, we intend to seek additional oil and gas properties, technically evaluate certain zones on future properties and, if results are positive and capital is available, drill wells and begin production operations. There can be no assurance that our future activities or future drilling activities would be successful, and we cannot be sure that our overall future drilling success rate or any production operations within a particular area would ever come to fruition, and if it does, not decline over time. We may not recover all or any portion of our capital investment any other future wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) down hole pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; (iv) shortages or delays in availability of drilling rigs and delivery of equipment; and (vi) low commodity prices that negate project commerciality.

Future Production Initiatives May Not Prove Successful.

There is no guarantee that our future acquisition activities or potential drilling locations will prove successful and we may never acquire or produce natural gas or oil on future properties, which could have a material adverse effect upon our results of operations.

Future Prospects That We Decide to Drill May Not Yield Natural Gas or Oil in Commercially Viable Quantities.

We are in a stage of preliminary evaluation and assessment and have not reached the point where we have committed to drill on any prospective acreage. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

We May Be Unable to Identify Liabilities Associated With Future Properties or Obtain Protection From Sellers Against Them.

In the event the Spotlight Merger Agreement is not consummated, one of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of future acquired properties will be inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

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

The Oil and Gas Industry in Which We May Operate Involves Many Industry Related Operating and Implementation Risks That Can Cause Substantial Losses Including, but not Limited to, Unproductive Wells, Natural Disasters, Facility and Equipment Problems and Environmental Hazards.

Our future drilling activities, if any, will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

The Oil and Gas Industry is Highly Competitive and in the Event the Spotlight Merger Agreement is Not Consummated, There is No Assurance That We Will Be Successful in Acquiring Leases.

The oil and natural gas industry is intensely competitive and, in the event the Spotlight Merger Agreement is not consummated, we will compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

We believe that our current operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect us against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. PROPERTY

Our principal office space is located at Suite 1520, 700 6th Ave SW, , Calgary, Alberta, Canada T2P 0T8. The office space is for corporate identification, mailing, and courier purposes only and is provided to us at no cost, relating to a previous business relationship between us and our President/Chief Executive Officer. The office and services related thereto may be cancelled at any time.

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

Not applicable.

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

Quarter Ended	High Bid	Low Bid
March 31, 2013	$0.008	$0.002
December 31, 2012	$0.013	$0.002
September 30, 2012	$0.015	$0.001
June 30, 2012	$0.02	$0.005
March 31, 2012	$0.015	$0.008
December 31, 2011	$0.08	$0.02
September 30, 2011	$0.12	$0.02
June 30, 2011	$0.13	$0.05
March 31, 2011	$0.22	$0.10

All amounts have been adjusted for stock splits.

As of April 8, 2013, we had 33 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the American Exploration Corporation 2009 Stock Option Plan (the “2009 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	2,700,000	$0.80
2009 Stock Option Plan	1,200,000	0.10	3,100,000
Equity Compensation Plans Not Approved by Security Holders Warrants	-0-	n/a	n/a
Total	3,900,000

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

Common Stock Purchase Warrants

As of the date of this Annual Report, we do not have any common stock whole purchase warrants issued and outstanding. An aggregate of 250,000 common stock whole purchase warrants expired during fiscal year ended December 31, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2012, we did not issue any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011:

	Fiscal Years Ended December 31,
	2012	2011
Revenues	$-	$-

Operating Expenses
General and Administrative	567,238	706,564
Amortization	-	3,024
Impairment of oil and gas properties	-	3,771,001
Total Operating Expenses	567,238	4,480,589
Loss from Operations	567,238	4,480,589

Other Income (Expense)
Interest expense	(32,771)	(26,942)
Total Other Income (Expense)	(32,771)	(26,942)
Net Loss	$(600,009)	$(4,507,531)

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Our net loss for fiscal year ended December 31, 2012 was $600,009 compared to a net loss of $4,507,531 during fiscal year ended December 31, 2011, a decrease of $3,907,522. During fiscal years ended December 31, 2012 and 2011, we did not generate any revenue.

During fiscal year ended December 31, 2012, we incurred operating expenses of $567,238 compared to $4,480,589 incurred during fiscal year ended December 31, 2011, a decrease of $3,913,351. The decrease in operating expenses was primarily attributable to the impairment of oil and gas properties of $3,771,001 during fiscal year ended December 31, 2011. Impairment of unproved oil and gas properties was calculated on a field by field basis under the full cost method of accounting. We review our oil and gas property for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

During fiscal year ended December 31, 2012, general and administrative expenses consisted of professional fees of $68,082 (2011: $603,929), which included legal, auditor, edgarizing and transfer agent fees. During fiscal year ended December 31, 2012, general and administrative expenses further included stock based compensation of $276,772 (2011: 390,930) and interest expense of $32,771 (2011: $26,942). During fiscal year ended December 31, 2012, we did not record amortization compared to $3,024 recorded during fiscal year ended December 31, 2011. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Operating expenses substantially decreased during fiscal year ended December 31, 2012 generally due to the impairment of our unproved oil and gas properties during fiscal year ended December 31, 2011.

Of the $600,009 we incurred as operating expenses during fiscal year ended December 31, 2012, we incurred management fees of $213,000 to our officers and directors. See "Item 11. Executive Compensation”.

Therefore, our net loss and loss per share during fiscal year ended December 31, 2012 was $600,009 or $0.01 per share compared to a net loss and loss per share of $4,507,531 or $0.07 per share during fiscal year ended December 31, 2011. The weighted average number of shares outstanding was 60,273,333 for fiscal years ended December 31, 2012 and December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2012

As of December 31, 2012, our current assets were $4,458 and our current liabilities were $1,016,458, which resulted in a working capital deficit of $1,012,000. As of December 31, 2012, current assets were comprised of $4,458 in cash and cash equivalents. As of December 31, 2012, current liabilities were comprised of: (i) $41,289 in accounts payable and accrued liabilities; (ii) $511,662 in accounts payable– related parties; (iii) $185,000 in short-term note payable; (iv) $148,225 in short-term notes payable – related parties; (v) $100,310 in convertible notes – related party; and (vi) $29,972 in advances, in which $23,433 from an officer and the remaining balance from Spotlight.

As of December 31, 2012, our total assets were $4,458 comprised entirely of current assets. The decrease in total assets during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was due to a decrease in cash and cash equivalents.

As of December 31, 2012, our total liabilities were $1,016,458 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in accounts payable – related parties of $227,610 and short-term notes payable and advances – related parties of $59,950.

Stockholders’ deficit increased from $685,519 for fiscal year ended December 31, 2011 to $1,012,000 for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used in operating activities was $74,476 compared to $99,220 for fiscal year ended December 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $600,009 (2011: $4,507,531), which was partially adjusted by $0 (2011: $3,024) in depreciation and amortization expense, $276,772 (2011: $390,930) in share-based compensation and $0 (2011: $3,771,001) in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by $21,318 (2011: $3,414,) in accounts payable and accrued liabilities and $227,443 (2011: $239,942) in accounts payable - related parties.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2012 and December 31, 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2012, net cash flows provided from financing activities was $59,972 compared to $105,000 for fiscal year ended December 31, 2011. Cash flows from financing activities for the fiscal year ended December 31, 2012 consisted of $30,000 in proceeds from notes payable and $29,972 in proceeds from advances from related parties. Cash flows from financing activities for the fiscal year ended December 31, 2011 consisted of $105,000 from notes payable.

Assuming the Spotlight Merger Agreement will be consummated, we anticipate that working capital requirements will continue to be funded through a combination of debt and further issuances of securities. Thus, our working capital requirements will be expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal year ended December 31, 2012 was dedicated to negotiating and consummating the Spotlight Merger Agreement. We also sought to identify financing partners with the intent of conducting a private placement to raise funds to advance exploration and development on the lands in Mississippi and for the participation in the drilling of a well on those lands. In the event the Spotlight Merger Agreement is consummated, possible further advances from related parties and the sale of securities will be required to fund our operations over the next six months.  We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Spotlight Merger Agreement is consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Debt Maturities Schedule

	Date	Stated	Original
	of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	6/2/2010	5%	$50,000	On Demand	No
#2	2/4/2011	5%	$30,000	On Demand	No
#3	5/4/2011	5%	$35,000	On Demand	No
#4	8/11/2011	10%	$20,000	On Demand	No
#5	12/5/2011	10%	$20,000	On Demand	No
#6	4/28/2012	10%	$30,000	On Demand	No

Short-Term Debt - Related Parties
#7	8/16/2009	10%	$30,000	On Demand	No
#8	5/29/2009	10%	$ 8,225	On Demand	No
#9	6/5/2009	10%	$50,000	On Demand	No
Mainland Resources (A)	9/27/2010	12%	$60,000	On Demand	No
Advance from officer and Spotlight	Various	N/A	$29,972	On Demand	No

Convertible Notes Payable – Related Party
Debenture (B)	10/13/2009	5%	$100,310	1/13/2010	Yes

As of the date of this Annual Report, we are negotiating a settlement with all creditors regarding payment provisions.

(A)	Mainland Resources Note

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

As of the date of this Annual Report, we are negotiating a settlement with all creditors regarding payment provisions.

(B)	Convertible Notes Payable

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

Director Loans

As of December 31, 2012, our directors had outstanding loans to us in the aggregate amount of $88,225, which amounts were used to pay our operating costs. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of the loans are unsecured and no interest has been paid to date.

During the twelve-month period ended December 31, 2012, our Chief Executive Officer made advances of $23,433 to us. These advances are due on demand and accrue no interest.

Related Parties

As of December 31, 2012 and 2011, we owed $448,750 and $235,750, respectively, of professional fees to our CEO and CFO, and $62,912 and $48,302, respectively, of accrued interest on related party notes.

As of December 31, 2012, we have not received a demand notice from any of the related party lenders for payment on the notes payable.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2012 the Company had no proved properties and no impairment of unevaluated oil and gas properties was indicated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Exploration Corporation
(an Exploration Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheets of American Exploration Corporation (an Exploration Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from inception (May 11, 2006) to December 31, 2012. These consolidated financial statements are the responsibility of American Exploration Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception (May 11, 2006) to December 31, 2007, were audited by other auditors. The consolidated financial statements for the period from May 11, 2006 through December 31, 2007 include total revenues of $-0- and a net loss of $69,133. Our opinion on the statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from May 11, 2006 through December 31, 2012, insofar as it relates to amounts from May 11, 2006 through December 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Exploration Corporation as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from inception (May 11, 2006) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 15, 2013

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$4,458	$16,513

Total assets	$4,458	$16,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$41,289	$19,944
Accounts payable – related parties	511,662	284,052
Short-term notes payable	185,000	155,000
Short-term notes payable – related parties	148,225	147,809
Convertible note – related party	100,310	95,227
Advances from officer and Spotlight	29,972	-
Total current liabilities	1,016,458	702,032

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding	60,273	60,273
Additional paid-in capital	6,646,657	6,369,885
Deficit accumulated during the exploration stage	(7,715,686)	(7,115,677)
Other comprehensive income	(3,244)	-
Total stockholders’ deficit	(1,012,000)	(685,519)

Total liabilities and stockholders’ deficit	$4,458	$16,513

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011
and For the Period from Inception (May 11, 2006) to December 31, 2012

			Period from
			Inception
	For the Year Ended December 31,		(May 11, 2006) to December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	567,238	706,564	3,968,816
Depreciation and amortization	-	3,024	11,277
Impairment of oil and gas properties	-	3,771,001	3,771,001
Total operating expenses	567,238	4,480,589	7,751,094

Loss from operations	(567,238)	(4,480,589)	(7,751,094)

Other income (expense):
Interest expense	(32,771)	(26,942)	(137,231)
Loss on sale of assets	-	-	(1,161)
Other income	-	-	173,800
Total other income (expense)	(32,771)	(26,942)	35,408

Net loss	$(600,009)	$(4,507,531)	$(7,715,686)

Net loss per common share – basic and diluted	$(0.01)	$(0.07)

Weighted average common shares outstanding – basic and diluted	60,273,333	60,273,333

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (May 11, 2006) to December 31, 2012

					Deficit
					Accumulated	Total
			Additional	Other	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)
Balance at inception on May 11, 2006	-	$-	$-	$	$-	$-

Initial capitalization, sale of common stock to directors on May 11,2006 $0.00005/share	94,500,000	94,500	(90,000)	-	-	4,500

Private Placement – September 30,
at 0.0024/share	41,475,000	41,475	57,275	-	-	98,750

Net loss	-	-	-	-	(9,055)	(9,055)
Balance, December 31, 2006	135,975,000	135,975	(32,725)	-	(9,055)	94,195

Net loss	-	-	-	-	(60,078)	(60,078)
Balance, December 31, 2007	135,975,000	135,975	(32,725)	-	(69,133)	34,117

Private Placement- November 19,
2008 at $0.692/share	1,350,000	1,350	898,650	-	-	900,000

Private Placement – November 24,
2008 at $0.689/share	150,000	150	99,850	-	-	100,000

Net loss	-	-	-	-	(106,170)	(106,170)
Balance December 31, 2008	137,475,000	137,475	965,775	-	(175,303)	927,947

Private Placement – February 2009
at $0.667/share	487,500	488	324,512	-	-	325,000

Forgiven loan from director	-	-	5,000	-	-	5,000

Cancellation of shares	(83,100,000)	(83,100)	83,100	-	-	-

Shares issued for oil and gas lease -
August 2009 at $0.66/share	4,037,500	4,037	2,660,713	-	-	2,664,750

Private Placements – August 2009
at $0.50/share	660,000	660	329,340	-	-	330,000

Private Placements – September 2009
at $0.75 and $1.00/share	158,333	158	124,842	-	-	125,000

Private Placement – October 2009
at $1.00/share	55,000	55	54,945	-	-	55,000

Amortization of share-based compensation	-	-	968,511	-	-	968,511

Discount on convertible debt	-	-	60,945	-	-	60,945

Net loss	-	-	-	-	(1,896,158)	(1,896,158)
Balance, December 31, 2009	59,773,333	$59,773	5,577,683	-	$(2,071,461)	$3,565,995

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (May 11, 2006) to December 31, 2012
(Continued)

					Deficit
					Accumulated	Total
			Additional	Other	During the	Shareholders’
	Common Stock		Paid-in	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, December 31, 2009	59,773,333	$59,773	$5,577,683	$-	$(2,071,461)	$3,565,995

Private Placement – Feb 22, 2010
at $0.25 per share	300,000	300	74,700	-	-	75,000

Private Placement – April 5, 2010
at $0.25 per share	200,000	200	49,800	-	-	50,000

Amortization of share-based compensation	-	-	276,772	-	-	276,772

Net loss	-	-	-	-	(536,685)	(536,685)
Balance December 31, 2010	60,273,333	60,273	5,978,955	-	(2,608,146)	3,431,082

Amortization of share-based compensation	-	-	390,930	-	-	390,930

Net loss	-	-	-	-	(4,507,531)	(4,507,531)
Balance December 31, 2011	60,273,333	60,273	6,369,885	-	(7,115,677)	(685,519)

Amortization of share-based compensation			276,772			276,772

Foreign currency translation adjustments				(3,244)		(3,244)

Net loss					(600,009)	(600,009)
Balance December 31, 2012	60,273,333	$60,273	$6,646,657	$(3,244)	$(7,715,686)	$(1,012,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011
and For the Period from Inception (May 11, 2006) to December 31, 2012

			Inception (May 11, 2006) to
	For the Year Ended December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(600,009)	$(4,507,531)	$(7,715,686)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	-	3,024	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	276,772	390,930	1,912,985
Loss on sale of assets	-	-	1,161
Impairment of oil and gas properties	-	3,771,001	3,771,001
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,318	3,414	41,124
Accounts payable – related parties	227,443	239,942	511,495
Net cash used in operating activities	(74,476)	(99,220)	(1,405,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-		2,063,250
Proceeds from notes payable	30,000	105,000	185,000
Proceeds from advances from officer and Spotlight	29,972	-	182,781
Proceeds from convertible notes – related parties	-	-	95,227
Net cash provided by financing activities	59,972	105,000	2,526,258

Increase in cash during the period	(14,504)	5,780	2,009

Cash, beginning of the period	16,513	10,733	-

Foreign currency translation adjustments	2,449	-	2,449

Cash, end of the period	$4,458	$16,513	$4,458

Supplemental cash flows information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for oil and gas properties	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of common stock	$-	$-	$83,100

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Exploration Corporation (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. Previously, the Company was engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. On August 6, 2008, with the approval of the Company’s Board of Directors, the Company merged with its subsidiary, American Exploration Corporation, and amended its Articles of Incorporation to change its name to "American Exploration Corporation". The Company is an exploration stage, natural resource exploration and production company that has been actively involved with exploration for natural gas in the United States and is currently contemplating merger with Spotlight Innovation LLC, whose focus includes commercialization of healthcare intellectual property.

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

Exploration Stage Activities

The Company is presently in the development stage, with no revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

Loss per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants or the assumed conversion of convertible debt instruments, using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the years ended December 31, 2012 and 2011, the dilutive effect of options to purchase 3,900,000 and 3,900,000 shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risks – Cash Balances

The Company maintains its cash in institutions insured by the Canada Deposit Insurance Corporation ("CDIC") and the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2012, the FDIC insured all amounts in non-interest bearing accounts and the CDIC had insured limits of up to $100,000 per depositor.

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

As of December 31, 2012 and 2011, the Company had no proved properties. During the year ended December 31, 2011, the Company recorded an impairment of $3,771,001 related to the unevaluated properties held by an option agreement with Westrock Land Corp. (“Westrock”). As of December 31, 2011, the option agreement expired and all rights to the property reverted back to Westrock.

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

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to December 31, 2012 of $7,715,686, has a working capital deficit of $1,012,000 at December 31, 2012 and is currently in default on certain outstanding debt obligations. The Company intends to fund initial operations through equity financing or debt arrangements.

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

As a result of not completing the Burkley-Phillips #1 well prior to December 31, 2011, the Company forfeited its 20% working interest in the 5,000 acre parcel that the Company had originally secured from Westrock. Effective December 12, 2011, the Leases were returned to Westrock.

Notwithstanding the Transfer of Leases, the Company still retains a twenty percent (20%) working interest in the 8,225 adjoining acres in Mississippi that Mainland Resources Inc. first contributed to the joint venture. In October 2012, Mainland was not successful at renegotiating the term on the leases held by us. Accordingly, in October 2012 the 20% interest held in leases for the 8,225 acres expired. As of the date of these financial statements, we do not have a right to any working interests.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

As of December 31, 2012 and 2011, the Company owed $448,750 and $235,750, respectively, of professional fees to the Company’s CEO and CFO, and $62,912 and $48,302, respectively, of accrued interest on related party notes.

Short-term Notes Payable – Directors

As of December 31, 2012, directors of the Company had outstanding loans to the Company of $88,225 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date. As of December 31, 2012, the Company had not received a demand from any of the lenders for payment on these short term notes payable.

Short-term Notes Payable – Mainland Resources

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

Convertible Note – Related Party

A 5% unsecured convertible debenture, due January 13, 2010, was issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $100,310). The unpaid principal amount can be converted into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest. The principal balance outstanding of the convertible debenture as of December 31, 2012 and 2011 was $100,310 and $95,227, respectively.

Advances from Officer

During the year ended December 31, 2012, the Company’s Chief Executive Officer made advances of $23,433 to the Company. These advances are due on demand and accrue no interest.

As of December 31, 2012 and through the date of this filing, the Company has not received any demand notice from any of the related party lenders for payment on these notes payable.

NOTE 5. NOTES PAYABLE

From June 2010 to December 2012, the Company entered the following notes with the same unrelated third party:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date	Default

#1	06/02/10	5%	$50,000	On Demand	No
#2	02/04/11	5%	30,000	On Demand	No
#3	05/04/11	5%	35,000	On Demand	No
#4	08/11/11	10%	20,000	On Demand	No
#5	12/05/11	10%	20,000	On Demand	No

On April 28, 2012, the Company borrowed $30,000 pursuant to a note payable agreement with another unrelated third party. The note is due on demand and accrues interest at 10% per annum.

As of December 31, 2012, and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

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

At December 31, 2012 and 2011 the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For the years ended December 31, 2012 and 2011, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At December 31, 2012 and 2011, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2012 and 2011, the Company has a net operating loss carry forward of approximately $5.7 million and $5.4 million, respectively, which will expire between years 2027 and 2032. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock - Issued and Outstanding

On May 11, 2006, the Company issued 94,500,000 shares of its common stock to its Directors for cash of $4,500. On September 30, 2006, the Company closed a private placement for 41,475,000 common shares for cash proceeds of $98,750.

On November 19th and 24th of 2008, the Company closed two private placements for 1,350,000 and 150,000 shares respectively, at a price of $0.67 per share, for total cash proceeds of $1,000,000. Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 750,000 warrants with a fair value on the date of grant of $26,012. Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the company at an exercise price of $1.33 per share. These warrants expired without exercise during 2009.

In February 2009, the Company completed two private placements for 487,500 shares for cash proceeds of $325,000, or $0.67 per share. Included with each share in these private placements was one-half non-transferable share purchase warrant, for a total of 243,750 warrants with a fair value on the date of grant of $48,716. Each warrant had a term of 12 months and entitled the subscriber to purchase one additional share of the Company’s stock at an exercise price of $1.33 per share. These warrants expired without exercise during 2010.

On March 21, 2009, our prior executive officers and founders agreed to return an aggregate 83,100,000 shares of our common stock to the Company. They did not receive any compensation for the return to and cancellation of these shares by the Company.

On August 19, 2009, 4,037,500 shares were issued to Westrock to acquire the balance of an oil and gas lease (see Note 3). These shares were valued at $0.66 per share for a total of $2,664,750, based upon the Company’s share price on the date of agreement.

On August 17, 2009, a private placement was closed for 400,000 shares at $0.50 per share or $200,000. On August 31, 2009, a private placement was closed for 260,000 shares at $0.50 per share or $130,000. On September 21, 2009, a private placement was closed for 133,333 shares at $0.75 per share, or $100,000. On September 25, 2009, a private placement was closed for 25,000 shares at $1.00 per share, or $25,000. Included with each share in these private placements was one-half non-transferable share purchase warrant for a total of 409,166 warrants with an exercise term of 12 months and a fair value on the grant date of $356,761. The warrants had exercise prices ranging from $0.50 to $1.50 and expired without exercise during 2010.

On October 8, 2009, a private placement was closed for 55,000 shares at $1.00 per share, or a total of $55,000, with no warrants attached.

On February 24, 2010, a private placement was closed for 300,000 shares at $0.25 per share or $75,000. The investor also received 150,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $20,495 and expired without exercise in February 2011.

On April 5, 2010, a private placement was closed for 200,000 shares at $0.25 per share or $50,000. The investor also received 100,000 warrants with an exercise price of $0.50 per share with a one year term. These warrants had a grant date fair value of $17,403 and expired without exercise in April 2011.

Stock Options

In September 2009, the Company adopted the 2009 Stock Option Plan (“2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

During September 2009, the following options were granted:

	1,000,000 options to the Company’s Chief Executive Officer, who is also a director of the Company.
	1,150,000 options to three directors of the Company
	150,000 options to the Company’s Chief Financial Officer
	400,000 options to three consultants of the Company

All the options granted have an exercise price of $0.80 per share and a 10-year life. With the exception of 50,000 options granted to a consultant that vested immediately, one third of the options granted vested at the date of grant, with the remainder vesting in equal parts in September 2012 and September 2015.

Fair value of the options granted was $2,559,954, or $0.95 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.47%, (b) expected volatility of 192.35% (c) expected life of 5.75 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation expense of $276,772 and $276,771, respectively, related to these options during the year ended December 31, 2012 and 2011.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a 10- year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation of $14,928 related to these options during the year ended December 31, 2011.

On April 20, 2011, 800,000 options were granted to two directors, 150,000 options were granted to the Chief Financial Officer, and 150,000 options were granted to legal counsel of the Company. These options had an exercise price of $0.09 per share, a 10- year life and vested immediately. The fair value of the options granted was $99,231, or $0.01 per share, and was calculated in accordance with the Black-Sholes valuation model based on the following assumptions: (a) risk free interest rate 3.43%, (b) expected volatility of 171.00% (c) expected life of 5 years, and (d) zero expected future dividends. The options qualify as ‘plain vanilla’ under the accounting literature and therefore, the expected life has been calculated pursuant to the provisions of Staff Accounting Bulletin No. 107. The Company recognized stock-based compensation of $99,231 related to these options during the year ended December 31, 2011.

A summary of stock option activity for the years ended December 31, 2012 and 2011 are presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,700,000	$0.80	$-
Granted	1,200,000	0.10	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2011	3,900,000	0.58	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2012	3,900,000	$0.58	$-
Exercisable December 31, 2012	3,016,667	$0.52	$-

The Company recognized total stock-based compensation expense of $276,772 and $390,930 related to these options during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the total unrecognized stock-based compensation expense related to non-vested stock options was $761,129 and $1,037,901, respectively. The unrecognized stock-based compensation at December 31, 2012 is expected to be ratably amortized to expense over a weighted average period of 2.71years. The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2012 and 2011 is 7.21 and 8.21 years, respectively. Options outstanding and exercisable as of December 31, 2012 had no intrinsic value.

Warrants

A summary of warrant activity and related information for the years ended December 31, 2012 and 2011 are presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	250,000	$0.50	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(250,000)	0.50	-
Outstanding at December 31, 2011	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	$-	$-
Outstanding and exercisable at December 31, 2012	-	$-	$-

There were no warrants outstanding as of December 31, 2012 and 2011.

Other Capital Transactions

On January 1, 2009, a $5,000 advance payable to a director of the Company and outstanding as of December 31, 2008, was forgiven and recorded as a contribution to capital.

NOTE 8. SUBSEQUENT EVENTS

Merger with Spotlight Innovation

On February 12, 2013, American Exploration Corporation announced that it had entered into a merger agreement (the “Merger Agreement”) with Spotlight Innovation LLC, an Iowa limited liability company ("Spotlight"). In accordance with the terms and provisions of the Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of the restricted common stock of the Company on a post reverse split basis (see below). Certain conditions precedent must be satisfied prior to closing of the Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of the Company; (ii) the Company shall have received financing in an amount of at least $237,500 on terms approved by the Board of Directors of the Company, which shall be utilized to pay off certain liabilities of the Company; (iii) the Company shall have completed a 100:1 reverse stock split of its common stock; (iv) the Company shall have amended its certificate of incorporation to change its name to Spotlight Innovation, Inc.; (v) the Company shall have received approval from a majority of its shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) the officers and directors of the Company shall resign upon closing of the transactions contemplated in the Merger Agreement.

Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that our internal control over financial reporting was not effective at December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. Assuming the Spotlight Merger Agreement will be consummated, we intend to establish an audit committee during fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Steven Harding	53	President, Chief Executive Officer/Principal Executive Officer and a Director
Brian Manko	46	Chief Financial Officer,

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

Steve Harding. Mr. Harding has been our President/Chief Executive Officer and a member of our board of directors since October 29, 2008. Mr. Harding has thirty years of experience in the oil and gas exploration industry within numerous geological basins both within and outside of North America. He has occupied various senior positions within EnCana Corp., and its predecessors Alberta Energy and Husky Energy. From October 2003 to December 2004 he was the vice president, Northern Canada and the vice president Alaska/MacKenzie Delta from 2002 to September 2003. From 1998 to 2002 he was an exploration manager for Alberta Energy in their New Ventures Group and the chief geologist/geoscientist at Husky Energy from 1994 to 1998. Since March 2005 he has acted as a self-employed consultant, responsible for evaluating oil and gas assets for a number of private and public companies from a technical and business viability perspective. In the latter half of the 1980's, he was responsible for developing the geological model, which lead to the discovery of the White Rose field in offshore Newfoundland. The White Rose field is believed to hold estimated reserves of 450 - 500 Million barrels of oil and 3-4 trillion cubic feet of gas, and currently produces approximately 110,000 barrels per day. While at EnCana, he also negotiated and secured the largest exploration position in the US and Canadian Arctic, leading to the discovery of the Umiak field 2004 and receiving a Department of Minerals Management Service corporate citizen award in 2003 for outstanding cultural and environmental efforts in Alaska.

Mr. Harding received his Honours Bachelor of Science degree in Geology from McMaster University in 1982 and his Masters degree in Geology from the University of Alberta in 1985.

Brian Manko. Mr. Manko has been our Chief Financial Officer since February 1, 2009. During the past twenty-one years, Mr. Manko has been involved with private and public companies involving a wide range of industries. From 2009 to present, Mr. Manko has concurrently held various Controller/CFO positions on a contract basis. From 2000 to present, Mr. Manko has been directly involved with private money management as an institutional investor and private investor specializing in the capital markets, currency markets and commodity markets. From approximately 2003 to present, Mr. Manko has been a director for Morbank Mortgage Investment Company. From approximately 1996 to 2000, Mr. Manko worked as an equity broker with Levesque Securities and Research Capital. From approximately 1992 to 1996, Mr. Manko was employed by Johnson & Johnson is its pharmaceuticals divisions. Mr. Manko is also currently working in an executive financial position with a chapter of a national volunteer group.

Mr. Manko earned a Bachelor of Commerce degree in 1992 from the University of Calgary. In addition, he completed his CMA accounting designation in June 2010.

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. In the event the Spotlight Merger Agreement is consummated, we intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Steve Harding	2012	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
President and CEO	2011	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Brian Manko, Chief	2012	33,000	-0-	-0-	-0-	-0-	-0-	-0-	33,000
Financial Officer	2011	33,000	-0-	-0-	(1) 13,892	-0-	-0-	-0-	46,892

(1)	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2012

The following table sets forth information as at December 31, 2012 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steve Harding, President/CEO	-0-	-0-	-0-	n/a	n/a	n/a	-n/a	-n/a	-n/a
Brian Manko CFO	-0-	-0-	-0-	n/a	n/a	n/a	n/a	n/a	n/a

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2012 and 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Manmohan Minhas
2011	-0-		-0-	43,187	(1)	-0-	-0-	-0-	43,187

Steve Harding
2012	-0-	(2)	-0-	-0-		-0-	-0-	-0-	-0-
2011	-0-		-0-	-0-		-0-	-0-	-0-	-0-

Herb Dhaliwal
2011	-0-		-0-	43,187	(3)	-0-	-0-	-0-	43,187

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

Mr. Dhaliwal resigned from the Board of Directors effective November 24,, 2011.

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

	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Steve Harding Suite 1520, 700 6th Ave SW Calgary, Alberta T2P0T8	2,483,333	(2)	3.10%

Brian Manko 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	500,000	(3)	Nil

All executive officers and directors as a group (2 persons)	2,983,333	(4)	5.59%

5% or Greater Beneficial Owners:

Westrock Land Corp. Address	5,812,416		6.73%

Devinder Randhawa 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	3,450,000	(5)	5.73%

*	Less than one percent.

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

CHANGES IN CONTROL

We are currently contemplating merger and have an executed agreement with Spotlight Innovation LLC, an Iowa limited liability company ("Spotlight"). Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2012.

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

DIRECTOR LOANS

As of December 31, 2012, directors of the Company had outstanding loans to the Company of $88,225 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date.

During the year ended December 31, 2012, the Company’s Chief Executive Officer made advances of $23,433 to the Company. These advances are due on demand and accrue no interest.

All of these loans are unsecured and no interest has been paid to date.

Except for the transactions described above, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2012, we incurred $34,320 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

During fiscal year ended December 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended December 31, 2011, we incurred approximately $44,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During fiscal year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended.

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

3.2	Bylaws (1)

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March __, 2010 between American Exploration Corporation and Mainland Resources Inc.

10.5	Merger Agreement dated February 15, 2013 between American Exploration Corp. and Spotlight Innovations LLC. (8)

16. 1	Letter from Moore & Associates dated August 11, 2009. (6)

16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7) Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8) Incorporation by reference from Current Report on Form 8-K filed with the Commission February 15, 2013.

AMERICAN EXPLORATION CORPORATION

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: April 15, 2013	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: April 15, 2013	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013	By:	/s/ STEVE HARDING
Director