Form 10-Q
period 2013-03-31
American Exploration Corp
filed 2013-05-20
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

American Exploration Corporation
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 6th Avenue SW, Suite 1520
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2013
Common Stock, $0.001	60,273,333

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash and cash equivalents	$3,969	$4,458
Total Current Assets	3,969	4,458

Total Assets	$3,969	$4,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$52,983	$41,289
Accounts payable – related parties	570,448	511,662
Short-term note payable	185,000	185,000
Short-term notes payable – related parties	148,345	148,225
Convertible notes – related party	101,765	100,310
Advances from officer and Spotlight	33,983	29,972
Total Current Liabilities	1,092,524	1,016,458

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding,	60,273	60,273
Additional paid-in capital	6,715,849	6,646,657
Accumulated other comprehensive income	(7,567)	(3,244)
Accumulated deficit during exploration stage	(7,857,110)	(7,715,686)
Total Stockholders’ Deficit	(1,088,555)	(1,012,000)

Total Liabilities and Stockholders’ Deficit	$3,969	$4,458

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 and 2012
and For the Period from Inception (May 11, 2006) to March 31, 2013
(Unaudited)

			Period from
			Inception
	For the Three Months Ended March 31,		(May 11, 2006) to March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses
General and administrative	132,983	144,680	4,101,799
Depreciation and amortization expense	-	-	11,277
Impairment	-	-	3,771,001
Total Operating Expenses	132,983	144,680	7,884,077

Loss from Operations	(132,983)	(144,680)	(7,884,077)

Other Income (Expense)
Interest expense	(8,441)	(7,678)	(145,672)
Loss on sale of assets	-	-	(1,161)
Other income	-	1,800	173,800
Total other income (expense)	(8,441)	(5,878)	26,967

Net loss	$(141,424)	$(150,558)	$(7,857,110)

Other Comprehensive Loss
Net loss on foreign currency translation	(4,323)	$(1,591)	$(7,567)
Net comprehensive loss	$(145,747)	$(152,149)	$(7,864,677)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	60,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
and For the Period from Inception (May 11, 2006) to March 31, 2013
(Unaudited)

	For the Three Months Ended March 31,		Period from Inception (May 11, 2006) to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,424)	$(150,558)	$(7,857,110)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization expense	-	-	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	69,193	69,193	1,982,177
Impairment			3,771,001
Loss on sale of assets			1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,641	(5,562)	49,766
Accounts payable - related parties	58,495	60,994	569,990
Net cash used in operating activities	(5,095)	(14,809)	(1,410,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	-	2,063,250
Proceeds from notes payable	-	-	185,000
Proceeds from notes payable - related parties	7,050	-	189,831
Proceeds from convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	7,050	-	2,533,308

Effect of exchange rate changes on cash	(2,444)	3,811	5

(Decrease) increase in cash during the period	(489)	(10,998)	3,964

Cash, beginning of the period	4,458	16,513	-

Cash, end of the period	$3,969	$5,515	$3,969

Supplemental cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$83,100

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

These financial statements should be read in conjunction with the audited financial statements and footnotes that are included as part of the Company’s Form 10-K for the year ended December 31, 2012.

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

For the quarter ended March 31, 2013 and 2012, the dilutive effect of options to purchase 3,900,000 and 3,900,000 shares of common stock and warrants to purchase Nil and Nil shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of March 31, 2013, the Company had no proved properties and the exploratory well on the Company’s properties has previously been fully impaired pending future development.

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

Subsequent Events

The Company evaluated all material subsequent events from March 31, 2013 through the date of the issuance of these consolidated financial statements for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to March 31, 2013 of $7,857,110; has negative working capital of $1,088,555 at March 31, 2013; and is currently in default on certain outstanding debt obligations. Accordingly, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company intends to fund initial operations through equity financing or debt arrangements.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

NOTE 3. SPOTLIGHT MERGER AGREEMENT

Effective on February 12, 2013, the Company entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of its restricted common stock on a post reverse split basis. Certain conditions precedent must be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of the Company; (ii) the Company shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) the Company shall have completed a 100:1 reverse stock split of our common stock; (iv) the Company shall have amended its certificate of incorporation to change its name to Spotlight Innovation, Inc.; (v) the Company shall have received approval from a majority of its shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) the Company’s current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement.

There is no guarantee the transaction contemplated in the Spotlight Merger Agreement will close, and if it does, when it will close, or that the operations of Spotlight will be successful .

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

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

As of March 31, 2013, the Company owed $502,000 of compensation to its CEO and CFO.

Short-term Notes Payable – Directors

As of March 31, 2013, former directors of the Company had outstanding loans to the Company of $88,345 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date. Accrued interest as of March 31, 2013, was $34,265.

Convertible Note – Related Party

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $101,765). The unpaid principal amount can be converted at the option of the holder, into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest. Accrued interest as of March 31, 2013 was $16,492.

Short-term Notes Payable - Mainland Resources

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay the Company’s operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $77,400, comprised of $60,000 in principal and $17,400 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum. As of March 31, 2013, through the date of this filing, the Company has not received a demand notice from Mainland Resources for payment on this note payable.

Advances from Officer and Spotlight

As of March 31, 2013, the Company’s CEO has made total advances to the Company of $23,433. The Company also owed $10,550 in advances from Spotlight.

As of March 31, 2013, through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment on these notes payable.

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

As of March 31, 2013, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest on these notes payable.

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

At March 31, 2013, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For the three months ended March 31, 2013, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2013 and December 31, 2012, the Company has a net operating loss carry forward of approximately $5.8 million and $5.7 million, respectively, which will expire between years 2026 and 2032. Due to the change in ownership provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. EQUITY TRANSACTIONS

Common Stock:

The Company did not have any common stock activities during the three months ended March 31, 2013 and 2012.

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

The Company recognized stock-based compensation expense of $69,193 related to these options during the three-month periods ended March 31, 2013 and 2012.

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

A summary of stock option activity for the three months ended March 31 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2013	3,900,000	$0.58	$-
Exercisable at March 31, 2013	3,016,667	$0.52	$-

The Company recognized total stock-based compensation expense of $69,192 related to these options during the quarter ended March 31, 2013. As of March 31, 2013, the total unrecognized stock-based compensation expense related to non-vested stock options was $484,354. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 2.46 years. The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2013 is 6.96 years.

Stock Warrant:

There were no stock warrant activities during the three months ended March 31, 2013 and 2012. As of March 31, 2013, there were no stock warrants outstanding.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to the reporting period, Spotlight Innovation LLC advanced $4,450 to American Exploration to cover short term expenses. The advances are due on demand and bear no interest.

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

CURRENT BUSINESS OPERATIONS

We have been an exploration stage company engaged in the acquisition, exploration and development of oil and gas properties in North America, primarily in the United States. Our primary focus was the acquisition of mineral leases located in Mississippi. However, we anticipate changing our business operations as described below (see Section entitled “Spotlight Merger Agreement”), which shall include commercialization of healthcare intellectual property.

Spotlight Merger Agreement

Effective on February 12, 2013, we entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of our restricted common stock on a post reverse split basis. Certain conditions precedent must be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of us; (ii) we shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) we shall have completed a 100:1 reverse stock split of our common stock; (iv) we shall have amended our certificate of incorporation to change our name to Spotlight Innovation, Inc.; (v) we shall have received approval from a majority of our shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) our current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement.

There is no guarantee the transaction contemplated in the Spotlight Merger Agreement will close, and if it does, when it will close, or that the operations of Spotlight will be successful .

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

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012.

Our net comprehensive loss for the three month period ended March 31, 2013 was $141,424 compared to a net loss of $150,558 during the three month period ended March 31, 2012, a decrease of $9,134. We generated no revenue for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

During the three month period ended March 31, 2013, we incurred operating expenses of $132,983 compared to $144,680 incurred during the three month period ended March 31, 2012, a decrease of $11,697. During the three month period ended March 31, 2013, general and administrative expenses consisted of professional fees of $10,357 (2012: $19,667), which included legal, auditor, edgarizing and transfer agent fees, stock based compensation of $69,193 (2012: $69,193) and salary expense of $53,250 (2012: $53,250).

Operating expenses substantially decreased during the three month period ended March 31, 2013 generally due to reduced corporate activity.

During the three month period ended March 31, 2013, we incurred interest expense of $8,441 (2012: $7,678). The increase in interest expense was a direct result of the increase in borrowings compared to prior year.

During the three month period ended March 31, 2013, other income of $-0- was recognized compared to $1,800 during the three month period ended March 31, 2012.

Our comprehensive net loss and loss per share during the three month period ended March 31, 2013 was $148,991 or $0.00 per share compared to a comprehensive net loss and loss per share of $152,149 or $0.00 per share during the three month period ended March 31, 2012. The weighted average number of shares outstanding was 60,273,333 for the three months ended March 31, 2013 and March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our current assets were $3,969 and our current liabilities were $1,092,524, which resulted in a working capital deficit of $1,088,555. As of March 31, 2013, current assets were comprised of $3,969 in cash and cash equivalents and current liabilities were comprised of: (i) $52,983 in accounts payable and accrued liabilities; (ii) $570,488 in accounts payable–related parties; (iii) $185,000 in short-term notes payable; (iv) $148,345 in short-term notes payable – related parties; (v) $101,765 in convertible notes payable – related party; and (vi) $33,983 in advances from officer.

As of March 31, 2013, our total assets were $3,969 comprised of current assets. The decrease in total assets during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012 was primarily due to payments made to vendors during the first quarter of 2013.

As of March 31, 2013, our total liabilities were $1,092,524 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in accounts payable – related parties for accrued salaries to our CEO and CFO.

Stockholders’ deficit increased from $1,012,000 as of December 31, 2012 to $1,088,555 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended March 31, 2013, net cash flows used in operating activities was $5,095 compared to $14,809 used during the three month period ended March 31, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $141,424 (2012: $150,558), which was offset by $69,193 (2012: $69,193) in share-based compensation, $8,642 (2012: $5,562 in change in accounts payable and accrued liabilities and $58,495 (2012: $60,994) in change in accounts payable - related parties.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month periods ended March 31, 2013 and March 31, 2012, net cash flows provided from financing activities was $7,050 and $-0-, respectively .

PLAN OF OPERATION AND FUNDING

A substantial portion of the three month period ended March 31, 2013 was dedicated to negotiating and consummating the Spotlight Merger Agreement. We also sought to identify financing partners with the intent of conducting a private placement to raise funds to advance exploration and development on the lands in Mississippi and for the participation in the drilling of a well on those lands. In the event the Spotlight Merger Agreement is consummated, possible further advances from related parties and the sale of securities will be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Spotlight Merger Agreement is consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Debt Maturities Schedule

	Date	Stated	Original
	of	Interest	Principal	Due
	Note	Rate	Amount	Date	Default
Promissory Note
#1	6/2/2010	5%	$50,000	On Demand	No
#2	2/4/2011	5%	$30,000	On Demand	No
#3	5/4/2011	5%	$35,000	On Demand	No
#4	8/11/2011	10%	$20,000	On Demand	No
#5	12/5/2011	10%	$20,000	On Demand	No
#6	4/28/2012	10%	$30,000	On Demand	No

Short-Term Debt - Related Parties
#7	8/16/2009	10%	$30,000	On Demand	No
#8	5/29/2009	10%	$8,345	On Demand	No
#9	6/5/2009	10%	$50,000	On Demand	No
Mainland Resources (A)	9/27/2010	12%	$60,000	On Demand	No
Advance from officer and Spotlight	Various	N/A	$33,983	On Demand	No

Convertible Notes Payable – Related Party
Debenture (B)	10/13/2009	5%	$100,765	1/13/2010	Yes

As of the date of this Quarterly Report, we are negotiating a settlement with all creditors regarding payment provisions.

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

Related Parties

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

In accordance with the terms and conditions of the Termination and Release Agreement, we entered into a new promissory note dated December 31, 2011 with Mainland Resources (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced our current obligation to pay to Mainland Resources $77,400, comprised of $60,000 in principal and $17,400 in accrued interest.

As of the date of this Quarterly Report, we are negotiating a settlement with all creditors regarding payment provisions.

(B)	Convertible Notes Payable

Effective on October 13, 2009, our Board of Directors authorized the execution of a 5% convertible debenture in the principal amount of $100,765 (the “Debenture”) with DMS Ltd. (“DMS”).  In accordance with the terms and provisions of the Debenture: (i) accrues interest at the rate of 5% per annum; (ii) the maturity date for repayment is the earlier of: (a) that date when we are able to meet the insolvency test (i.e., when we have sufficient funds in our cash account to meet our obligations as they arise on a daily basis, which shall be determined by management in good faith); or (b) January 13, 2010; and (iii) DMS has the right at any time to convert the unpaid principal amount of the Debenture into shares of our common stock at the price of $0.50 per share. The conditions above were not met and the note is in default.

Director Loans

As of March 31, 2013, our directors had outstanding loans to us in the aggregate amount of $88,334 which amounts were used to pay our operating costs. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of the loans are unsecured and no interest has been paid to date.

During the three month period ended March 31, 2013, our Chief Executive Officer made advances of $23,433 to us. These advances are due on demand and accrue no interest.  We also owe $10,550 to Spotlight for advances made to the Company.

As of March 31, 2013, we have not received a demand notice from any of the related party lenders for payment on the notes payable.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Spotlight Merger Agreement is consummated, we intend to establish an audit committee during the fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

AMERICAN EXPLORATION CORPORATION

Dated: May 20, 2013	By:	/s/ STEVE HARDING
Steve Harding, President/Chief
Executive Officer

Dated: May 20, 2013	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer