Form 10-Q
period 2013-06-30
American Exploration Corp
filed 2013-08-15
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2013
Common Stock, $0.001	120,273,333

 AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$4,341	$4,458
Total Assets	$4,341	$4,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$64,354	$41,289
Accounts payable – related parties	627,766	511,662
Short-term notes payable	184,978	185,000
Short-term notes payable – related parties	147,790	148,225
Convertible notes – related party	95,000	100,310
Advances from officer and Spotlight	61,936	29,972
Total Liabilities	1,181,824	1,016,458

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
60,273,333 shares issued and outstanding	60,273	60,273
Additional paid-in capital	6,785,043	6,646,657
Accumulated other comprehensive income	862	(3,244)
Accumulated deficit during exploration stage	(8,023,661)	(7,715,686)
Total Stockholders’ Deficit	(1,177,483)	(1,012,000)

Total Liabilities and Stockholders’ Deficit	$4,341	$4,458

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2013 and 2012
and For the Period from Inception (May 11, 2006) to June 30, 2013
(Unaudited)

					Period from Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(May 11, 2006) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	158,252	151,481	291,235	296,161	4,260,051
Depreciation and amortization	-	-	-	-	11,277
Impairment of oil & gas properties	-	-	-	-	3,771,001
Total operating expenses	158,252	151,481	291,235	296,161	8,042,329

Loss from operations	(158,252)	(151,481)	(291,235)	(296,161)	(8,042,329)

Other income (expense)
Interest expense	(8,299)	(7,842)	(16,740)	(13,720)	(153,971)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	-	-	-	173,800
Total other income (expense)	(8,299)	(7,842)	(16,740)	(13,720)	18,668

Net loss	$(166,551)	(159,323)	(307,975)	(309,881)	(8,023,661)

Other comprehensive income
Gain on foreign currency translation	8,429	1,625	4,106	34	862
Total comprehensive loss	$(158,122)	$(157,698)	$(303,869)	$(309,847)	$(8,022,799)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	60,273,333	60,273,333	60,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
and For the Period from Inception (May 11, 2006) to June 30, 2013
(Unaudited)

	Six Months Ended June 30,		Inception (May 11, 2006) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(307,975)	$(309,881)	$(8,023,661)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	-	-	11,277
Amortization of debt discount	-	-	60,945
Share-based compensation	138,386	138,386	2,051,371
Impairment of oil & gas properties	-	-	3,771,001
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	47,931	31,277	89,055
Accounts payable - related parties	115,223	96,116	626,718
Net cash used in operating activities	(6,435)	(44,102)	(1,412,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	-	-	(1,118,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	-	2,063,250
Proceeds from notes payable	-	30,000	185,000
Proceeds from advances from officer and Spotlight	7,050	1,800	189,831
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	7,050	31,800	2,533,308

Effect of exchange rate changes on cash	(732)	2,217	1,717

Increase (decrease) in cash during the period	615	(10,085)	2,624
Cash, beginning of the period	4,458	16,513	-

Cash, end of the period	$4,341	$6,428	$4,341

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$86,139
Reclassification from payables to advances for the amount paid by Spotlight	$27,953	$-	$27,953

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

For the six months ended June 30, 2013 and 2012, the dilutive effect of options to purchase 3,900,000 and 3,900,000 shares of common stock and warrants to purchase Nil and Nil shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of June 30, 2013, the Company had no proved properties and the exploratory well on the Company’s properties has previously been fully impaired pending future development.

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

Subsequent Events

The Company evaluated all material subsequent events from June 30, 2013 through the date of the issuance of these consolidated financial statements for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to June 30, 2013 of $8,023,661 and has negative working capital of $1,177,483 at June 30, 2013; and is currently in default on certain outstanding debt obligations. Accordingly, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company intends to fund initial operations through equity financing or debt arrangements.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

NOTE 3. SPOTLIGHT MERGER AGREEMENT

On February 12, 2013, the Company entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). Completion of the merger is dependent upon certain conditions which have not been met as of June 30, 2013. In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of its restricted common stock on a post reverse split basis. Certain conditions were contemplated to be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of the Company; (ii) the Company shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) the Company shall have completed a 100:1 reverse stock split of our common stock; (iv) the Company shall have amended its certificate of incorporation to change its name to Spotlight Innovation, Inc.; (v) the Company shall have received approval from a majority of its shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) the Company’s current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement. The contemplated stock split of 100:1 was subsequently amended post-reporting period to a ratio of 500:1.

There is no guarantee the transaction contemplated in the Spotlight Merger Agreement will close, and if it does, when it will close, or that the operations of Spotlight will be successful.

If the merger is completed, the Company will change its business plan to Spotlight’s business plan. Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

As of June 30, 2013, the Company owed an aggregate of $555,250 of compensation to its CEO and CFO.

Short-term Notes Payable – Directors

As of June 30, 2013, former directors of the Company had outstanding loans to the Company of $87,790 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date. Accrued interest as of June 30, 2013, was $35,335.

Convertible Note – Related Party

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a related party on October 13, 2009 for CDN $100,000 (USD $95,000). The unpaid principal amount can be converted at the option of the holder, into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date, is currently in default and is still accruing interest. Accrued interest as of June 30, 2013 was $17,617.

Short-term Notes Payable - Mainland Resources

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay the Company’s operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $79,200, comprised of $60,000 in principal and $19,200 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum. As of June 30, 2013, through the date of this filing, the Company has not received a demand notice from Mainland Resources for payment of this note payable.

Advances from Officer and Spotlight

As of June 30, 2013, the Company’s CEO has made total advances to the Company of $23,433. The Company also owes $38,503 in advances to Spotlight.

As of June 30, 2013, through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment of these notes payable.

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

As of June 30, 2013, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest of these notes payable.

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

At June 30, 2013, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For the six months ended June 30, 2013, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At June 30, 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2013 and December 31, 2012, the Company has a net operating loss carry forward of approximately $5.8 million and $5.7 million, respectively, which will expire between years 2026 and 2032. Due to the change in ownership provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. EQUITY TRANSACTIONS

Common Stock:

The Company did not have any common stock activities during the six months ended June 30, 2013 and 2012.

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

The Company recognized stock-based compensation expense of $138,386 related to these options during the six-month periods ended June 30, 2013 and 2012.

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

A summary of stock option activity for the three months ended June 30 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2013	3,900,000	$0.58	$-
Exercisable at June 30, 2013	3,016,667	$0.52	$-

The Company recognized total stock-based compensation expense of $138,386 related to these options during the six months ended June 30, 2013. As of June 30, 2013, the total unrecognized stock-based compensation expense related to non-vested stock options was $622,741. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 2.21 years. The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2013 is 6.71 years.

Stock Warrant:

There were no stock warrant activities during the three months ended June 30, 2013 and 2012. As of June 30, 2013, there were no stock warrants outstanding.

NOTE 8. SUBSEQUENT EVENTS

On July 8, 2013, the Company executed a stock purchase agreement (the “Stock Purchase Agreement”) with Orange Investments for aggregate proceeds of $129,000.  The proceeds were placed by Orange Investments in escrow on July 1, 2013 for the purchase of 60,000,000 shares of our restricted common stock at a per share price of $0.00215 (“Purchase Price”). Should the market price of the 60,000,000 shares of common stock in six (6) months be less than $0.00215, based on the 5 day weighted average trading price per share times 50% (the “Future Price”), the Company shall pay to Orange Investments, the difference in the Purchase Price and the Future Price, with shares at the then current 5 day weighted average trading price per share times 50%.

On July 24, 2013, Cristopher Grunewald was appointed President of American Exploration Corp. Steve Harding resigned his position as the President of the Company as of July 24, 2013, but continues in the capacity of Chief Executive Officer and a member of the Board of Directors.

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

Spotlight Merger Agreement

On February 12, 2013, we entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). Completion of the merger is dependent upon certain conditions which have not been met as of June 30, 2013. In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of our restricted common stock on a post reverse split basis. Certain conditions were contemplated to be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of us; (ii) we shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) we shall have completed a 100:1 reverse stock split of our common stock; (iv) we shall have amended our certificate of incorporation to change our name to Spotlight Innovation, Inc.; (v) we shall have received approval from a majority of our shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) our current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement. The contemplated stock split of 100:1 was subsequently amended post-reporting period to a ratio of 500:1.

There is no guarantee the transaction contemplated in the Spotlight Merger Agreement will close, and if it does, when it will close, or that the operations of Spotlight will be successful.

If the merger is completed, we will change our business plan to Spotlight’s business plan. Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commericalization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

Stock Purchase Agreement

On July 8, 2013, our Board of Directors authorized the execution of that certain stock purchase agreement (the “Stock Purchase Agreement”) with Orange Investments Ltd, a Bahamian limited liability company ("Orange Investments"). In accordance with the terms and provisions of the Stock Purchase Agreement, we agreed to sell to Orange Investments up to an aggregate of 60,000,000 shares of our restricted common stock at a purchase price based on the five (5) day weighted average trading price per share times 50% as quoted by the OTC Markets (the "Purchase Price").  In further accordance of the terms and provisions of the Stock Purchase Agreement, once the cash for the Purchase Price is placed in an escrow account by Orange Investments, certificates evidencing the shares of common stock of the Company would be delivered to Orange Investments. As of July 2, 2013, an aggregate of $129,000.00 had been placed by Orange Investments in escrow for the purchase of 60,000,000 shares of common stock of the Company at a per share price of $0.00215.  In the event the price of the purchase shares of common stock in six months is less than the Purchase Price, we shall be obligated to make up the difference in the price with shares of our common stock at the then current five day weighted average trading price per share times 50%.

Information Statement on Form 14C

On August 1, 2013, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which will be furnished to all holders of our common stock as of July 22, 2013, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the following: (i) ratification of the Spotlight Merger Agreement; (ii) ratification of the appointment of Cristopher Grunewald as a member of the Board of Directors and as the President of the Company; (iii) ratification of an amendment to the articles of incorporation (the "Name Change Amendment") to change our name from "American Exploration Corporation" to "Spotlight Innovation Inc."; (iv) ratification of an amendment to the articles of incorporation (the "Authorized Capital Amendment") to increase the total authorized capital from 2,100,000,000 shares of common stock, par value $0.001, to 4,000,000,000 shares of common stock, par value $0.001 (the "Increase in Authorized Capital"); (v) ratification of an amendment to the articles of incorporation to authorize 5,000,000 shares of preferred stock, including two new series of preferred stock, and blank check preferred stock (the “Preferred Stock Amendment”) and (vi) ratification of a reverse stock split of one for five hundred (1:500) of our shares of common stock (the "Reverse Stock Split").

The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) Orange Investments Ltd. holding of record 60,000,000 shares of common stock (49.8%); (ii) Steve Harding holding of record 2,150,000 shares of common stock (1.8%); (iii) Brian Manko holding of record 300,000 shares of common stock (.2%); and (iv) Devinder Randhawa holding of record 3,200,000 shares of common stock (2.7%).

These actions were approved by written consent on July 22, 201,3 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Nevada Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of July 22, 2013, have approved the Merger Agreement, the Name Change Amendment, the Authorized Capital Amendment, the Preferred Stock Amendment, the Reverse Split and ratified the appointment of Cristopher Grunewald as determined were in the best interests of our Company and shareholders.

Once the Information Statement has been reviewed by the Securities Exchange Commission, it will be distributed to our shareholders of record shortly thereafter.

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

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012.

Our net loss for the six month period ended June 30, 2013 was $307,975 compared to a net loss of $309,881 during the six month period ended June 30, 2012, a decrease of $1,906. We generated no revenue for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

During the six month period ended June 30, 2013, we incurred operating expenses of $291,235 compared to $296,161 incurred during the six month period ended June 30, 2012, a decrease of $4,926. During the six month period ended June 30, 2013, general and administrative expenses consisted of professional fees of $46,311 (2012: $48,467), which included legal, auditor, edgarizing and transfer agent fees, stock based compensation of $138,386 (2012: $138,386) and salary expense of $106,500 (2012: $106,500). Operating expenses decreased during the six month period ended June 30, 2013 generally due to reduced corporate activity.

Loss from operations for the six month period ended June 30, 2013 was $291,235 compared to loss from operations of $296,161 during the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, we incurred interest expense of $16,740 (2012: $13,720). The increase in interest expense was a direct result of the increase in borrowings compared to prior year.

Our net loss and loss per share during the six month period ended June 30, 2013 was $307,975 or $0.01 per share compared to a net loss and loss per share of $309,881 or $0.01 per share during the six month period ended June 30, 2012. The weighted average number of shares outstanding was 60,273,333 for the six months ended June 30, 2013 and 2012.

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012.

Our net loss for the three month period ended June 30, 2013 was $166,551 compared to a net loss of $159,323 during the three month period ended June 30, 2012, an increase of $7,228. We generated no revenue for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

During the three month period ended June 30, 2013, we incurred operating expenses of $158,252 compared to $151,481 incurred during the three month period ended June 30, 2012, an increase of $6,771. During the three month period ended June 30, 2013, general and administrative expenses consisted of professional fees of $35,792 (2012: $28,599), which included legal, auditor, edgarizing and transfer agent fees, stock based compensation of $69,193 (2012: $69,193) and salary expense of $53,250 (2012: $53,250).

Loss from operations for the three month period ended June 30, 2013 was $166,551 compared to loss from operations of $159,323 during the three month period ended June 30, 2012

Operating expenses increased during the three month period ended June 30, 2013 generally due to increased corporate activity relating to the Spotlight Merger Agreement and associated Information Statement on Form 14(c).

During the three month period ended June 30, 2013, we incurred interest expense of $8,299 (2012: $7,842). The increase in interest expense was a direct result of the increase in borrowings compared to prior year.

Our net loss and loss per share during the three month period ended June 30, 2013 was $166,551 or $0.00 per share compared to a net loss and loss per share of $159,323 or $0.00 per share during the three month period ended June 30, 2012. The weighted average number of shares outstanding was 60,273,333 for the three months ended June 30, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our current assets were $4,341 and our current liabilities were $1,181,824, which resulted in a working capital deficit of $1,177,483. As of June 30, 2013, current assets were comprised of $4,341 in cash and cash equivalents and current liabilities were comprised of: (i) $64,354 in accounts payable and accrued liabilities; (ii) $627,766 in accounts payable–related parties; (iii) $184,978 in short-term notes payable; (iv) $147,790 in short-term notes payable – related parties; (v) $95,000 in convertible notes – short term; (vi) $23,433 in advances from officer; and (vii) $38,503 in advance from Spotlight.

As of June 30, 2013, our total assets were $4,341 comprised of current assets compares to $4,458 at December 31, 2012.

As of June 30, 2013, our total liabilities were $1,181,824 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in accounts payable – related parties for accrued salaries to our CEO and CFO.

Stockholders’ deficit increased from $1,012,000 as of December 31, 2012 to $1,102,124 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended June 30, 2013, net cash flows used in operating activities was $6,435 compared to $44,102 used during the six month period ended June 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $307,975 (2012: $309,881), which was offset by $138,386 (2012: $138,386) in share-based compensation, $47,931 (2012: $31,277 in change in accounts payable and accrued liabilities and $115,223 (2012: $96,116) in change in accounts payable - related parties.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month periods ended June 30, 2013 and 2012, net cash flows provided from financing activities was $7,050 (which consisted of $7,050 advance from Spotlight) and $31,800 (which consisted of $30,000 in proceeds from notes payable and $1,800 in proceeds from advance from officer),  respectively.

PLAN OF OPERATION AND FUNDING

A substantial portion of the six month period ended June 30, 2013 was dedicated to negotiating the Spotlight Merger Agreement and drafting and filing the Information Statement. In the event the Spotlight Merger Agreement is consummated, the business plan will change to that of Spotlight and possible further advances from related parties and the sale of securities will be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In the event the Spotlight Merger Agreement is consummated and in connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Cristopher Grunewald was appointed President of the Company, post-reporting period.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 8, 2013, our Board of Directors authorized the execution of the Stock Purchase Agreement with Orange Investments pursuant to which an aggregate of $129,000 had been placed by Orange Investments in escrow for the purchase of 60,000,000 shares of our restricted common stock at a per share price of $0.00215. Therefore, on July 2, 2013, our Board of Directors authorized the issuance of 60,000,000 shares of common stock to Orange Investments. The shares were issued pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended. The shares were issued in private transaction to Orange Investments. Orange Investments had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities Orange Investments was aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. Orange Investments understood the economic risk of an investment in our securities. Neither we nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)
3.1.2	Articles of Incorporation as amended.
3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)
3.2	Bylaws (1)
10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)
10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)
10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)
10.4	Merger Agreement and Plan of Merger dated March __, 2010 between American Exploration Corporation and Mainland Resources Inc.
10.5	Merger Agreement dated February 15, 2013 between American Exploration Corp. and Spotlight Innovations LLC. (8)
10.6	Stock Purchase Agreement dated May 16, 2013 between American Exploration Corporation and Orange Investments Ltd. (9)
16. 1	Letter from Moore & Associates dated August 11, 2009. (6)
16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(5) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.
(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.
(7) Incorporation by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.
(8) Incorporation by reference from Current Report on Form 8-K filed with the Commission February 15, 2013.
(9) Incorporation by reference from Current Report on form 8-K filed with the Commission July 10, 2013.
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

AMERICAN EXPLORATION CORPORATION

Dated: August 15, 2013	By:	/s/ STEVE HARDING
Steve Harding, Chief Executive Officer

Dated: August 15, 2013	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer