Form 10-Q
period 2013-09-30
American Exploration Corp
filed 2013-11-19
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(515) 274-9087
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 19, 2013
Common Stock, $0.001	122,523,333

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
 (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$4,310	$4,458
Restricted cash	129,000	-
Total Assets	$133,310	$4,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$120,469	$41,289
Accounts payable – related parties	614,805	511,662
Short-term notes payable	192,952	185,000
Short-term notes payable – related parties	140,000	148,225
Convertible notes	111,619	-
Convertible notes – related party	-	100,310
Advances from officer and Spotlight	85,963	29,972
Total Liabilities	1,265,808	1,016,458

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 2,100,000,000 shares authorized:
120,273,333 shares and 60,273,333 issued and outstanding, respectively	120,273	60,273
Additional paid-in capital	7,020,900	6,646,657
Accumulated other comprehensive income	(1,561)	(3,244)
Accumulated deficit during exploration stage	(8,272,110)	(7,715,686)
Total Stockholders’ Deficit	(1,132,498)	(1,012,000)

Total Liabilities and Stockholders’ Deficit	$133,310	$4,458

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2013 and 2012
and For the Period from Inception (May 11, 2006) to September 30, 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period form Inception (May 11, 2006) to September 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	127,338	141,572	418,573	437,733	4,387,389
Depreciation and amortization	-	-	-	-	11,277
Impairment of oil & gas properties	-	-	-	-	3,771,001
Total operating expenses	127,338	141,572	418,573	437,733	8,169,667
Loss from operations	(127,338)	(141,572)	(418,573)	(437,733)	(8,169,667)
Other income (expense)
Interest expense	(121,111)	(10,609)	(137,851)	(24,329)	(275,082)
Loss on sale of assets	-	-	-	-	(1,161)
Other income	-	-	-	-	173,800
Total other income (expense)	(121,111)	(10,609)	(137,851)	(24,329)	103,287
Net loss	$(248,449)	(152,181)	(556,424)	(462,062)	(8,272,110)

Other comprehensive income (loss)
Gain (loss) on foreign currency translation	(2,424)	(4,869)	1,683	(4,903)	(1,561)
Total comprehensive loss	$(250,873)	$(157,050)	$(557,985)	$(466,965)	$(8,273,671)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	119,621,159	60,273,333	80,273,333	60,273,333

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN EXPLORATION CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
and For the Period from Inception (May 11, 2006) to September 30, 2013
(Unaudited)

	Nine Months Ended September 30,		Inception (May 11, 2006) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(556,424)	$(462,062)	$(8,272,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	-	-	11,277
Amortization of debt discount	111,619	-	172,564
Share-based compensation	193,624	207,579	2,106,609
Impairment of oil & gas properties	-	-	3,771,001
Loss on sale of assets	-	-	1,161
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	123,555	18,136	164,679
Accounts payable - related parties	121,408	169,105	632,903
Net cash used in operating activities	(6,218)	(67,242)	(1,411,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in restricted cash	(129,000)	-	(129,000)
Website	-	-	(10,000)
Acquisition of unproved oil and gas properties	-	-	(1,108,551)
Net cash used in investing activities	(129,000)	-	(1,247,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	129,000	-	2,192,250
Proceeds from notes payable	-	30,000	185,000
Proceeds from advances from officer and Spotlight	7,925	23,433	190,706
Proceeds from issuance of convertible debt - related parties	-	-	95,227
Net cash provided by financing activities	136,925	53,433	2,663,183

Effect of exchange rate changes on cash	(1,855)	2,261	594

Increase (decrease) in cash during the period	(148)	(11,548)	4,310
Cash, beginning of the period	4,458	16,513	-

Cash, end of the period	$4,310	$4,965	$4,310

Supplemental cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for oil and gas property	$-	$-	$2,664,750
Cancellation of loan from director	$-	$-	$5,000
Cancellation of shares	$-	$-	$86,139
Conversion of accrued interest to convertible debt	$14,642	$-	$14,642
Reclassification from payables to advances for the amount paid by Spotlight	$51,105	$-	$51,105
Beneficial conversion feature associated with convertible debt	$111,619	$-	$111,619
Reclassification of convertible notes – related party to third party convertible notes	$111,619	$-	$111,619

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

For the nine months ended September 30, 2013 and 2012, the dilutive effect of options to purchase 2,600,000 and 3,900,000 shares of common stock and warrants to purchase Nil and Nil shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

As of September 30, 2013, the Company had no proved properties and the exploratory well on the Company’s properties has previously been fully impaired pending future development.

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

Subsequent Events

The Company evaluated all material subsequent events from September 30, 2013 through the date of the issuance of these consolidated financial statements for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period from inception to September 30, 2013 of $8,272,954 and has negative working capital of $1,132,498 at September 30, 2013; and is currently in default on certain outstanding debt obligations. Accordingly, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company intends to fund initial operations through equity financing or debt arrangements.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of future revenues will be realized.

NOTE 3. SPOTLIGHT MERGER AGREEMENT

On February 12, 2013, the Company entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). Completion of the merger is dependent upon certain conditions which have not been met as of September 30, 2013. In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of its restricted common stock on a post reverse split basis. Certain conditions were contemplated to be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of the Company; (ii) the Company shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) the Company shall have completed a 100:1 reverse stock split of our common stock; (iv) the Company shall have amended its certificate of incorporation to change its name to Spotlight Innovation, Inc.; (v) the Company shall have received approval from a majority of its shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) the Company’s current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement. The contemplated stock split of 100:1 was subsequently amended to a ratio of 500:1.

The Company is currently closing the merger transaction with Spotlight and anticipates the final closing date to be November 25, 2013.

Once the merger is completed, the Company will change its business plan to Spotlight’s business plan. Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

NOTE 4. RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

As of September 30, 2013, the Company owed an aggregate of $555,250 of compensation to its CEO and CFO.

Short-term Notes Payable – Directors

As of September 30, 2013, former directors of the Company had outstanding loans to the Company of $87,952 that were used to pay operating expenses of the Company. Average interest of 10% per annum has been accrued to the lenders and the loans are due upon demand. All of these loans are unsecured and no interest has been paid to date. Accrued interest as of September 30, 2013, was $37,529.

Convertible Note – Related Party

A 5% unsecured convertible debenture, due January 13, 2010, was also issued by the Company to a third party on October 13, 2009 for CDN $100,000 (USD $96,977). The unpaid principal amount can be converted at the option of the holder, into common stock at the price of $0.50 per share. The convertible note was not redeemed or converted at the maturity date.

During the nine-months ended September 30, 2013, the Company determined that the holder of the 5% unsecured convertible debenture was no longer a related party as defined by ASC 850-10.  Accordingly, the Company reclassified the note to third party current liabilities.  See footnote 5.

Short-term Notes Payable - Mainland Resources

In September 2010, the Company borrowed $60,000 from Mainland Resources to pay the Company’s operating costs during the merger period. The note bears interest at 12% and was due on December 31, 2010. The Company entered into multiple extensions of the note during the period the Company was contemplating its merger with Mainland. On December 21, 2011, the Company and Mainland Resources entered into a new promissory note (the “New Promissory Note”), which superseded and replaced the Original Promissory Note. The New Promissory Note evidenced the Corporation’s current obligation to pay to Mainland Resources $81,000, comprised of $60,000 in principal and $21,000 in accrued interest. The New Promissory Note is due on demand and bears interest at 12% per annum. As of September 30, 2013, through the date of this filing, the Company has not received a demand notice from Mainland Resources for payment of this note payable.

Advances from Officer and Spotlight

As of September 30, 2013, the Company’s CEO has made total advances to the Company of $23,433. The Company also owes $62,530 in advances to Spotlight.

As of September 30, 2013, through the date of this filing, the Company has not received a demand notice from any of the related party lenders noted above for payment of these notes payable.

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
			$155,000

On April 28, 2012, the Company borrowed $30,000 pursuant to a note payable agreement with another unrelated third party. The note is due on demand and accrues interest at 10% per annum.

As of September 30, 2013, and through the date of this filing, the Company has not received a demand notice from the lender noted above for payment of principal or interest of these notes payable.

Convertible Notes Payable

In September 2013, the Company entered into an amendment to the convertible debenture.  The amended convertible debenture has a face amount of $115,098 CDN (USD $111,619) which combines prior principal and accrued interest as of June 30, 2013. The exercise price in the amended convertible debenture for the conversion feature was reduced to 50% of the market value of the Company’s stock on the date of conversion with a floor of $0.001 per share and the holder has the ability to convert at any time.  No other terms were modified.  The amended convertible debenture is due on demand.

The Company evaluated the modifications of the convertible debenture under ASC 470-50 “Debt – Modification and Extinguishments” and determined that the change in the conversion feature was significant and resulted in an extinguishment of the liability.  The Company estimated the fair value of the amended convertible debenture approximated the carrying value of the old convertible debenture.  Accordingly, the Company did not recognize a gain or loss on extinguishment.

The Company evaluated the conversion feature in the amended convertible debenture and determined that it created a beneficial conversion feature.  The beneficial conversion feature was determined to be equal to the carrying value of the convertible debenture.  Accordingly, the Company recorded a debt discount of $115,098 which was expensed immediately as interest expense due to the convertible debenture being due on demand and convertible at any time.

On September 30, 2013, the holder of the convertible debenture informed the Company that he had entered into convertible note purchase agreements (collectively, the "Note Purchase Agreements") with three separate unrelated purchasers (collectively, the Purchasers"), pursuant to which the Purchasers agreed to purchase all of the principal of the unsecured convertible debenture and accrued interest equal to $111,619.

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

At September 30, 2013, the Company’s deferred tax assets consist primarily of net operating loss carry forwards. For the nine months ended September 30, 2013, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At September 30, 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2013 and December 31, 2012, the Company has a net operating loss carry forward of approximately $6.1 million and $5.7 million, respectively, which will expire between years 2026 and 2032. Due to the change in ownership provisions of the Tax Reform Act of 1986, the Company’s net operating loss carry forwards could be subject to annual limitations should a change in ownership occur.

NOTE 7. EQUITY TRANSACTIONS

Common Stock:

On July 8, 2013, the Company executed a stock purchase agreement (the “Stock Purchase Agreement”) with Orange Investments for aggregate proceeds of $129,000. The proceeds were placed by Orange Investments in escrow on July 1, 2013 and are restricted until the closing of the merger with Spotlight.  In exchange for the proceeds the Company issued 60,000,000 shares of its restricted common stock at a per share price of $0.00215 (“Purchase Price”). Should the market price of the 60,000,000 shares of common on January 8, 2014, be less than $0.00215, based on the 5 day weighted average trading price per share times 50% (the “Future Price”), the Company shall pay to Orange Investments, the difference in the Purchase Price and the Future Price, with shares at the then current 5 day weighted average trading price per share times 50%.

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

The Company recognized stock-based compensation expense of $622,737 related to these options during the nine-month periods ended September 30, 2013 and 2012.

On March 14, 2011, 100,000 options with an exercise price of $0.13 per share, a ten year life and immediate vesting were granted to two directors of the Company. The fair value of the options granted was $14,928, or $0.15 per share, and was calculated in accordance with the Black-Scholes valuation model based on the following assumptions: (a) risk free interest rate 3.36%, (b) expected volatility of 173.17% (c) expected life of 5 years, and (d) zero expected future dividends. These options vested immediately and $14,928 of share-based compensation was recognized during the nine months ended September 30, 2011 related to this option grant.

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

A summary of stock option activity for the three months ended September 30, 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,900,000	$0.58	$-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,300,000)	0.31	-
Outstanding at September 30, 2013	2,600,000	$0.72	$-
Exercisable at September 30, 2013	1,850,000	$0.68	$-

The Company recognized total stock-based compensation expense of $193,624 related to these options during the nine months ended September 30, 2013. As of September 30, 2013, the total unrecognized stock-based compensation expense related to non-vested stock options was $441,906. The unrecognized stock-based compensation is expected to be ratably amortized to expense over a weighted average period of 1.96 years. The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2013 is 6.15 years.

Stock Warrant:

There were no stock warrant activities during the three months ended September 30, 2013 and 2012. As of September 30, 2013, there were no stock warrants outstanding.

NOTE 8. SUBSEQUENT EVENTS

On October 31, 2013, the Company received notices of conversion dated October 31, 2013 from the Purchasers of 5% unsecured convertible debenture, pursuant to which the Purchasers each elected to convert $1,500 of the convertible debentures into 750,000 shares of common stock at a conversion price of $0.002 per share, based on 50% of the market value of the Company’s common stock on the date of conversion.

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

Spotlight Business

Spotlight Innovations LLC (the “Company”) was incorporated under the laws of the State of Iowa on March 23, 2012 (“inception”). The Company was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

Spotlight Merger Agreement

On February 12, 2013, we entered into a merger agreement (the “Spotlight Merger Agreement”) with Spotlight Innovation LLC, a limited liability company based in the State of Iowa ("Spotlight"). Completion of the merger is dependent upon certain conditions which have not been met as of June 30, 2013. In accordance with the terms and provisions of the Spotlight Merger Agreement, all of the issued and outstanding membership interests of Spotlight (the "Membership Interests") will be converted into the right to receive an aggregate of 7,500,000 fully paid and non-assessable shares of our restricted common stock on a post reverse split basis. Certain conditions were contemplated to be satisfied prior to closing of the Spotlight Merger Agreement which include, but are not limited to, the following: (i) Spotlight shall have completed and be satisfied with its due diligence review of us; (ii) we shall have received financing in an amount of at least $237,500 on terms approved by our Board of Directors, which shall be utilized to pay off certain of our liabilities; (iii) we shall have completed a 100:1 reverse stock split of our common stock; (iv) we shall have amended our certificate of incorporation to change our name to Spotlight Innovation, Inc.; (v) we shall have received approval from a majority of our shareholders of the Merger Agreement and the transactions contemplated therein; (vi) the current Board of Directors shall appoint Cris Grunewald as the sole member of the Board of Directors and the President/Chief Executive Officer and Secretary and a person to be designated by Spotlight as the Treasurer/Chief Financial Officer; and (vii) our current officers and directors shall resign upon closing of the transactions contemplated in the Merger Agreement. The contemplated stock split of 100:1 was subsequently amended to a ratio of 500:1.

Stock Purchase Agreement

On July 8, 2013, our Board of Directors authorized the execution of that certain stock purchase agreement (the “Stock Purchase Agreement”) with Orange Investments Ltd, a Bahamian limited liability company ("Orange Investments"). In accordance with the terms and provisions of the Stock Purchase Agreement, we agreed to sell to Orange Investments up to an aggregate of 60,000,000 shares of our restricted common stock at a purchase price based on the five (5) day weighted average trading price per share times 50% as quoted by the OTC Markets (the "Purchase Price").  In further accordance of the terms and provisions of the Stock Purchase Agreement, once the cash for the Purchase Price is placed in an escrow account by Orange Investments, certificates evidencing the shares of common stock of the Company would be delivered to Orange Investments. As of July 2, 2013, an aggregate of $129,000.00 had been placed by Orange Investments in escrow for the purchase of 60,000,000 shares of common stock of the Company at a per share price of $0.00215.  The proceeds from the sale are restricted to use post merger and have been classified as restricted cash in the Company’s balance sheet. In the event the price of the purchase shares of common stock in six months is less than the Purchase Price, we shall be obligated to make up the difference in the price with shares of our common stock at the then current five day weighted average trading price per share times 50%.

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

These actions were approved by written consent on July 22, 2013 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Nevada Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of July 22, 2013, have approved the Merger Agreement, the Name Change Amendment, the Authorized Capital Amendment, the Preferred Stock Amendment, the Reverse Split and ratified the appointment of Cristopher Grunewald as determined were in the best interests of our Company and shareholders.

After review by the Securities and Exchange Commission, we filed the definitive Information Statement on October 29, 2013. As of the date of this Quarterly Report, the definitive Information Statement has been mailed and distributed to our shareholders of record. We anticipate that the Merger with Spotlight will be consummated by the end of November 2013. We also anticipate that the Name Change Amendment, Increase in Authorized Capital Amendment and Preferred Stock Amendment will be filed with the Nevada Secretary of State by December 1, 2013.

Therefore, our business operations will change to the business operations of Spotlight. Spotlight was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. Spotlight provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commericalization of intellectual property developed by academic institutions. The principals of Spotlight have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years. There is no guarantee that the business operations of Spotlight will be successful.

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

Nine-Month Period Ended September 30, 2013 Compared to Nine-Month Period Ended September 30, 2012.

Our net loss for the nine-month period ended September 30, 2013 was $557,268 compared to a net loss of $462,062 during the nine-month period ended September 30, 2012, a increase of $95,206. We generated no revenue for the nine-month periods ended September 30, 2013 and September 30, 2012.

During the nine-month period ended September 30, 2013, we incurred operating expenses of $418,573 compared to $437,733 incurred during the nine-month period ended September 30, 2012, a decrease of $19,160. During the nine-month period ended September 30, 2013, general and administrative expenses generally consisted of professional fees of $376,691 (2012: $381,079), which included auditor, edgarizing and transfer agent fees, legal fees of $6,500 (2012: $13,750). Operating expenses decreased during the nine-month period ended September 30, 2013 generally due to reduced corporate activity.

Loss from operations for the nine-month period ended September 30, 2013 was $418,573 compared to loss from operations of $437,733 during the nine-month period ended September 30, 2012.

During the nine-month period ended September 30, 2013, we incurred interest expense of $138,695 (2012: $24,329). The increase was primarily due to amortization of the deferred financing cost associated with the convertible note in the amount of 109,684.

During the nine-month period ended September 30, 2013, we recorded a gain of $4,462 (2012: loss $4,903) on foreign currency translation. Therefore, our comprehensive loss during the nine-month period ended September 30, 2013 was $552,806 or $0.01 per share compared to a comprehensive loss of $466,965 or $0.01 during the nine-month period ended September 30, 2012. The weighted average number of shares outstanding was 80,273,333 and 60,273,333 for the nine-months ended September 30, 2013 and 2012, respectively.

Three Month Period Ended September 30, 2013 Compared to Three-Month Period Ended September 30, 2012.

Our net loss for the three-month period ended September 30, 2013 was $249,293 compared to a net loss of $152,181 during the three-month period ended September 30, 2012, an increase of $97,112. We generated no revenue for the three-month periods ended September 30, 2013 and September 30, 2012.

During the three-month period ended September 30, 2013, we incurred operating expenses of $127,338 compared to $141,572 incurred during the three-month period ended September 30, 2012, a decrease of $14,234. During the three-month period ended September 30, 2013, general and administrative expenses generally consisted of professional fees of $122,443 (2012: $141,572), which included auditor, edgarizing and transfer agent fees, legal fees of $2,500 (2012: $13,750). Operating expenses decreased slightly during the three-month period ended September 30, 2013 generally due to reduced corporate activity.

Loss from operations for the three-month period ended September 30, 2013 was $127,338 compared to loss from operations of $141,572 during the three-month period ended September 30, 2012.

During the three-month period ended September 30, 2013, we incurred interest expense of $121,955 (2012: $10,609). The increase was primarily due to amortization of the deferred financing cost associated with the convertible note in the amount of 109,684.

During the three-month period ended September 30, 2013, we recorded a gain of $356 (2012: loss $4,869) on foreign currency translation. Therefore, our comprehensive loss during the three-month period ended September 30, 2013 was $248,937 or $0.00 per share compared to a comprehensive loss of $157,050 or $0.00 during the three-month period ended September 30, 2012. The weighted average number of shares outstanding was 119,621,159 and 60,273,333 for the three-months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $133,310 and our current liabilities were $1,265,808, which resulted in a working capital deficit of $1,132,498. As of September 30, 2013, current assets were comprised of $4,310 in cash and cash equivalents and $129,000 in restricted cash and current liabilities were comprised of: (i) $120,469 in accounts payable and accrued liabilities; (ii) $614,805 in accounts payable–related parties; (iii) $192,952 in short-term notes payable; (iv) $140,000 in short-term notes payable – related parties; (v) $111,619 in convertible notes – short term; and (vi) $85,963 in advances from officer and Spotlight.

As of September 30, 2013, our total assets were $133,310 comprised of current assets compared to $4,458 at December 31, 2012.

As of September 30, 2013, our total liabilities were $1,265,808 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in accounts payable and accrued liabilities and accounts payable – related parties for accrued salaries to our CEO and CFO.

Stockholders’ deficit increased from $1,012,000 as of December 31, 2012 to $1,132,498 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended September 30, 2013, net cash flows used in operating activities was $6,218 compared to $67,242 used during the nine month period ended September 30, 2012. Net cash flows used in operating activities consisted primarily of a net loss of $556,424 (2012: $462,062), which was adjusted by $193,624 (2012: $207,579) in share-based compensation, $111,619 in amortization of deferred financing cost and further changed by $123,555 (2012: $18,136) in accounts payable and accrued liabilities and $121,408 (2012: $169,105) in accounts payable - related parties.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2013 and 2012, net cash flows related to investing activities was $129,000 and 0, respectively.  During the nine-months ended September 30, 2013, the Company invested $129,000 in restricted cash from the proceeds of the Orange Investment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month periods ended September 30, 2013, net cash flows provided from financing activities was $136,925 consisting of proceeds from sale of stock in the amount of $129,000 and advances from Spotlight in the amount of $7,925 compared to $53,433 consisting of proceeds from notes payable of $30,000 and $23,433 advances from our officer and Spotlight during the nine month period ended September 30, 2012.

PLAN OF OPERATION AND FUNDING

A substantial portion of the nine month period ended September 30, 2013 was dedicated to negotiating the Spotlight Merger Agreement and drafting and filing the Information Statement. As of the date of this Quarterly Report, management anticipates that the Spotlight Merger Agreement will be consummated and, therefore, the business plan will change to that of Spotlight. Possible further advances from related parties and the sale of securities will thus be required to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our future business plan involving the operations of Spotlight, management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Cristopher Grunewald was appointed President of the Company, post-reporting period.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In anticipation of consummation of the Spotlight Merger Agreement, we intend to establish an audit committee during the fiscal year 2013/2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

SETTLEMENT OF DEBT

In September 2013, we entered into an amendment to the convertible debenture.  The amended 5% unsecured convertible debenture has a face amount of $115,098 CDN (USD $111,619) which combines prior principal and accrued interest as of June 30, 2013. The exercise price in the amended convertible debenture for the conversion feature was reduced to 50% of the market value of our stock on the date of conversion with a floor of $0.001 per share and the holder has the ability to convert at any time.  No other terms were modified.  The amended convertible debenture is due on demand.

We evaluated the modifications of the convertible debenture under ASC 470-50 “Debt – Modification and Extinguishments” and determined that the change in the conversion feature was significant and resulted in an extinguishment of the liability. We estimated the fair value of the amended convertible debenture approximated the carrying value of the old convertible debenture.  Accordingly, we did not recognize a gain or loss on extinguishment.

We evaluated the conversion feature in the amended convertible debenture and determined that it created a beneficial conversion feature.  The beneficial conversion feature was determined to be equal to the carrying value of the convertible debenture.  Accordingly, we recorded a debt discount of $115,098 which was expensed immediately as interest expense due to the convertible debenture being due on demand and convertible at any time.

On September 30, 2013, the holder of the convertible debenture informed the Company that he had entered into convertible note purchase agreements (collectively, the "Note Purchase Agreements") with three separate unrelated purchasers (collectively, the Purchasers"), pursuant to which the Purchasers each respectively agreed to purchase all of the principal of the unsecured convertible debenture and accrued interest equal to $34,529. As a result of receiving this notification, we reclassified principal balance of $103,588 CDN ($111,619 USD) from related party liability to third party liabilities. On October 31, 2013, we received notices of conversion dated October 31, 2013 from the Purchasers (collectively, the "Notices of Conversion"), pursuant to which the Purchasers each elected to convert $1,500 of the Note Portion into 750,000 shares of common stock at a conversion price of $0.002 per share, based on the market value of our common stock on the date of conversion.

The Company issued an aggregate of 2,250,000 shares of its common stock to the Purchasers. These were issued to three non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Each Purchaser acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

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

SIGNAUTRES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPLORATION CORPORATION

Dated: November 19, 2013	By:	/s/ STEVE HARDING
Steve Harding, Chief
Executive Officer

Dated: November 19, 2013	By:	/s/ BRIAN MANKO
Brian Manko, Chief Financial Officer