Form 10-K
period 2013-12-31
Spotlight Innovation, Inc.
filed 2014-05-20
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-141060

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 Westown Parkway, Suite 226 West Des Moines, IA 50266
(Address of principal executive offices)

(515) 669-1215
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter was $9,068,762.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 20, 2014, there were 9,034,762 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SPOTLIGHT INNOVATION INC.

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

AVAILABLE INFORMATION

Spotlight Innovation, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. For additional information on Spotlight Innovation, Inc. you can visit: www.spotlightinnovation.com

PART I

ITEM 1. BUSINESS

Background

We were incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. On August 6, 2008, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to American Exploration Corporation, and on December 16, 2013we acquired through a reverse acquisition, Spotlight Innovations, LLC, a privately held Iowa limited liability company, which we refer to as Spotlight. As described below, pursuant to the acquisition, the members of Spotlight gained control of approximately 97% of the voting securities of our company. Since the transaction resulted in a change of control, Spotlight is the acquirer for accounting purposes. In connections with the merger, which we refer to as the Spotlight merger, Spotlight became our wholly-owners subsidiary and we changed our name to Spotlight Innovation, Inc.

Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oilfield service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. Upon the closing of the Merger (as defined below) we are now focused on identifying, validating and partnering with healthcare focused companies, with the purpose of commercializing intellectual property.

Merger

Effective December 16, 2013, we merged (the “Merger”) with Spotlight with the Company as the surviving entity. In connection with the Merger the Company: (i) issued an aggregate of 7,500,000 fully paid and non-assessable shares of the Company’s restricted common stock (the “Shares”) on a post Reverse Split basis; (ii) Steven Harding and Brian Manko resigned as officers and directors of the Company; (iii) the Company amended its Amended Articles of Incorporation as follows: (a) amended Article 1 in order to change the name of the Company to Spotlight Innovation Inc., and (b) amended Article 3 in order to increase the number of shares of stock as follows: Four Billion (4,000,000,000), par value $0.001 per share, all of which will be designated “Common Stock,” and Five Million (5,000,000), par value $0.001 shares of preferred stock, 4,000,000 of which are designated as blank check preferred stock, 500,000 shares of Preferred Stock of the Company designated as “Series A Preferred Stock,” and 500,000 shares of Preferred Stock of the Company designated as “Series C Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto; (iv) appointed Cristopher Grunewald as a member of the Board of Directors and as the President of the Company; (v) amended the articles of incorporation of the Company to change the name of the Company from American Exploration Corporation to Spotlight Innovation Inc.; and (vi) a reverse stock split of one for five hundred (1:500) of the shares of common stock of the Company.

BUSINESS

We provide solutions for healthcare-focused companies commercializing healthcare intellectual property developed by major centers of academia in the United States. We focus on identifying, validating and acquiring/cooperating with early stage companies developing healthcare technologies including pharmaceuticals, devices and equipment, diagnostic products and healthcare IT. We place a premium on identifying and targeting disruptive healthcare IP — intellectual property technology with the potential to transform by changing core value propositions and competition in the healthcare industry, and generating the greatest positive impact on the health and well-being of as many people as possible.

We combine innovative thinking with the proven ability to:

•	Identify categories of IP that have the attributes of future growth, scalability and profit potential
•	Provide accurate, defensible and actionable business analysis
•	Identify existing healthcare IP companies with significant growth potential
•	Time entry into each category based on technological and cultural readiness
•	Identify and overcome barriers to successful commercialization and adoption
•	Implement repeatable processes that bring speed, accuracy and efficiency to commercialization

We engage proactively with our portfolio companies by providing oversight, strategic direction, serving on boards, and business development assistance. We drive our portfolio companies for all stakeholders, including entrepreneurs, management, investors and employees. We are building a portfolio of healthcare/life sciences companies, each having the potential to positively impact the health, well-being and longevity of an enormous number of lives.

We have entered into letters of intent with two companies that together offer promising cancer, analgesic, and vaccine therapies that have performed well in clinical trials, and are progressing through regulatory requirements.

EMPLOYEES

We employ one person on a full-time basis and one on a part-time basis. We have two contract employees. Cristopher Grunewald is our President/Chief Executive Officer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling 6,161,713 from May 11, 2006 (inception) to December 31, 2013. As of December 31, 2013, we had an accumulated deficit of 6,978,491 and have incurred losses of 6,810,198 during fiscal year ended December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We Have Received a Going Concern Opinion In the Report of our Independent Registered Public Accounting Firm Accompanying Our December 31, 2013 and December 31, 2012 Financial Statements.

The independent registered public accounting firm’s report accompanying our December 31, 2013 and 2012 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We Will Require Additional Funding in the Future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute future exploration plans and achieve production levels will be greatly limited. Our future exploration plans will require us to make capital expenditures for the drilling and completion of our oil and natural gas property. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

You will be totally dependent upon the Company which has limited operating history and the Officers and Directors who may not remain committed to the Company.

The Company has a limited operating history upon which an evaluation of the Company and its prospects may be based. We may encounter unforeseen difficulties and obstacles, including unanticipated costs, revenue growth that is slower than anticipated, and a slow acceptance by the market of our services and products. There can be no assurance that the Company will sustain profitability. The likelihood that the Company will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development and growth of new businesses, as well as many other factors. Information regarding the Company's prior performance history is disclosed in this document and may not continue in the future. There is no assurance that prior results and growth rates will continue in the future. There are likely risks associated with the Company’s operations which we will not be able to identify for you in. We cannot assure you that we will be successful in addressing any or all of the risks the Company may encounter.

You are totally dependent upon the Officers and Directors for the generation of income. The failure of the Officers and Directors to address risks, remain committed to the Company, and to generate income will have a material adverse effect on the Company’s and your financial condition and ability to make distributions to you. Outside of the healthcare opportunities described in the Company’s SEC filings, the Company will have no other opportunity for generating income.

You will be dependent on the Directors

The affairs of the Company are managed by our Director and sole officer, currently Cristopher A. Grunewald. If the Director does not manage the Company’s business effectively, your ability to receive distributions will be adversely affected.

Finding healthcare investments may be difficult for us.

While we believe we have the abilities and experiences to find healthcare investments, we may not be able to do so or we could only have limited success. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

Financing healthcare investments may be difficult for us.

While we believe we have the abilities and experiences to finance healthcare investments, we may not be able to do so or they could only have limited success. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

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

You will have a limited ability to influence operational matters.

The Directors and officers of the Company will have nearly complete control of the operational and financial aspects of the Company. If you are not comfortable with the management authority provided to the Directors and officers, then you should not invest in the Securities.

There may be market risk.

The financial and business markets may not perform as planned. These factors limit financing and can cause greater competition for healthcare opportunities. These possibilities mean that the investment opportunities which we have projected may not materialize as planned and the income from those deals may not materialize as planned. The prices paid for investments may also be higher than planned which could reduce income. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

There may be credit risk.

Debt financing is a typical part of the capital structure of healthcare investments. Debt financing may not be available or even if available might be at terms which provide typical healthcare returns. In addition, after a transaction for a future healthcare portfolio company, a debt financing provider may cause problems or challenges for a healthcare investment because of a variety of reasons. Some of these causes or results could not be controlled by the Company or the Company’s portfolio companies. In addition, they may be possible to be controlled by the Company or the Company’s portfolio companies, but are not done so effectively. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

There may be interest rate risk.

Interest is a component of debt financing which is a typical part of the capital structure of healthcare investments. Interest rates could be structured in fashion which could jeopardize the Company’s portfolio companies’ performance. This could include influence from debt providers, market conditions, the Company, or the performance of the Company’s portfolio companies. Some of these factors may not be effectively controlled by the Company or the Company’s portfolio companies. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

The portfolio allocation may not be effective.

The portfolio is currently unknown and would be determined by future events and by the Directors’ investment management process. The Directors consistent with commercial best efforts, intend to structure the portfolio with regards to: risk, style, quality, safety, tax, social responsibility, industry / sector concentration, turnover, and many other situations. Because of unforeseen and uncontrollable factors such as competitive, peer, industry, legal, fiduciary, compliance, and private placement constraints, the Directors may not be able to decide the proper mix and weightings to use in the construction of the optimal portfolio. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

There may be transaction risk.

During the normal course of conducting business the Company would incur, transaction costs. These are costs incurred in making a portfolio acquisition, subsequent financings and a sale of a business. A number of different kinds of transaction costs exist. For example, the costs of the actual search and information costs related to a transaction. Additional transaction costs consist of the cost of establishing a contract, the costs of monitoring, and enforcing the implementation of the contract during due diligence and such as those incurred in determining that the portfolio company acquisition is available on the market, has the lowest price, suitable for meeting our acquisition criteria, coordination of the transaction, and many other considerations. Often times these costs are occurred prior to finalization of a transaction. There is the potential that some or all of these costs could not be reimbursed by the acquired business or by a portfolio company in a sale as planned or a transaction could fail to materialize after said costs have been spent. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

There may be some business, environmental, social, and governance risks.

There may be business, environmental, social and corporate governance risks which are not anticipated or not known during the sourcing, financing, managing and liquidating of portfolio companies. These may relate to the Company, the Company’s portfolio companies or other aspects of the operations related to the Company. This may happen for a variety of reasons some of which are not under the Directors ability to control or this could be from our direct control. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

There may be compliance and reporting risks.

There may be compliance and reporting risks associated with governments, associations or other factors which are not anticipated or not known during the sourcing, financing, managing and liquidating of portfolio companies. This may happen for a variety of reasons some of which are not under the Directors ability to control or this could be from our direct control. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

Global economic conditions may hurt results.

The economic conditions of the US and the world economies may deteriorate and hinder Company performance. The US and many parts of the world are in a serious recession. Unemployment rates are near historical post-World War II highs. Thus the Company may not perform as planned. Economic conditions may have a material adverse effect on the business of the Company.

There may be government, legal and regulatory risk.

Government and regulatory risk comes from a change in laws and regulations which may materially impact the Offering as well as the Company’s healthcare investments or the companies in the lower middle market. A change in laws or regulations made by the government, a regulatory body or association may increase the costs of operating the Company and reduce the attractiveness of investments and/or change the competitive landscape. This would burden operations and limit the Directors’ ability to generate income. While the Company intends to use best practices to comply with all legal and regulatory requirements, there is a risk of failing to comply with legal and regulatory requirements.

There may be political risk.

Political risk is the possibility that instability or unrest in one or more regions of the world will affect investment markets. Terrorist attacks, tsunami, war, and pandemics are just examples of events, whether actual or anticipated, that impact investor attitudes toward the market in general and result in system-wide fluctuations in stock prices. Some events, such as the September 11, 2001, attacks on the World Trade Center and the Pentagon, can lead to wide-scale disruptions of financial markets, further exposing investments to risks and directly affect the Company's financial condition, management, or capital structure, and, depending on the investment, can involve international factors as well. If the Company invests overseas, then problems there may undermine those markets, or a new government in a particular country may restrict investment by non-citizens or nationalize businesses. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

RISKS RELATED TO OUR COMMON STOCK

Sales of a Substantial Number of Shares of Our Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 9,034,762 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 9,034,762 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 5,200 and stock options and 1,386,871 warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our business development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) lack of funding generated for operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 4,000,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. PROPERTIES

Our principal office space is located at 6750 Westown Parkway, Suite 226, West Des Moines, Iowa 50266 and 4206 Allison Av. Des Moines, IA 50310.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “AEXP” in December 2008, in December 2013 our symbol changed to “STLT.” The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2013	$2.00	$1.01
September 30, 2013	$4.00	$2.00
June 30, 2013	$6.00	$3.00
March 31, 2013	$5.00	$2.50
December 31, 2012	$3.00	$1.50
September 30, 2012	$7.00	$3.50
June 30, 2012	$55.00	$2.50
March 31, 2012	$7.00	$4.00

All amounts have been adjusted for stock splits.

As of April 11, 2014, we had 58 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Spotlight Innovation Inc. 2009 Stock Option Plan (the “2009 Plan”).

The Company, as part of the Merger, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration Corporation. No other options were outstanding as of December 31, 2013

A summary of the stock option activity for the years ended December 31, 2013 and 2012 is presented below:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-		$-
2009 Stock options plan	5,200	359.04	3,100,000
Equity Compensation Plans Not Approved by Security Holders	1,381,671	1.41	-
Total	1,386,871	$2.73	3,100,000

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

Management intends to review and potentially update the 2009 plan to better meet our future needs.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2013, except in connection with the Merger and as set forth below, we did not issue any shares of our common stock.

On October 31, 2013, we settled debt in the aggregate amount of $4,500.00 (the "Debt") and issued an aggregate 2,250,000 shares of common stock as settlement. The Debt was evidenced by that certain convertible debenture in the principal amount of $100,000 CD dated October 13, 2009 (the "Convertible Debenture"). The Convertible Debenture evidenced a loan of monies to the Company by an unrelated third party and was evidenced on the financial statements of the Company for fiscal years ended December 31, 2009, 2010, 2011 and 2012. The holder of the Convertible Debenture subsequently entered into those certain convertible note purchase agreements dated September 30, 2013 (collectively, the "Note Purchase Agreements") with three separate unrelated purchasers (collectively, the Purchasers"), pursuant to which the Purchasers each respectively agreed to purchase 30% of the principal of the Convertible Debenture equal to $34,529.10 (individually and collectively, the "Note Portion"). On October 31, 2013, the Company received those certain notices of conversion dated October 31, 2013 from the Purchasers (collectively, the "Notices of Conversion"), pursuant to which the Purchasers each converted $1,500 of the Note Portion into 750,000 shares of common stock at a conversion price of $0.002 per share. Therefore, the Company issued an aggregate of 2,250,000 shares of its common stock to the Purchasers. The shares of common stock under the Debt were issued to three non-United States resident Purchasers in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Each Purchaser acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company’s management concerning any and all matters related to acquisition of the securities.

During the year ended December 31, 2013, the Company in connection with the Merger assumed certain subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 530,176 shares of common stock and 418,389 warrants to purchase one share of common stock each for net cash proceeds $276,072. The warrants have an exercise price of $1.29 per share, and expire 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the Merger. The issuances were as follows:

Date	Number of Shares	Number of Warrants	Proceeds
January 17, 2013	161,000	31,641	$26,450
March 25, 2013	36,976	38,697	25,000
April 7, 2013	60,400	63,282	40,838
April 28, 2013	90,600	94,923	61,255
August 15, 2013	30,200	31,641	20,418
September 27, 2013	60,400	63,282	40,857
November 6, 2013	30,200	31,641	20,418
November 12, 2013	30,200	31,641	20,418
November 20, 2013	30,200	31,641	20,418
Total	530,176	418,389	$276,072

Other Stock Issuances

On August 7, 2013, the Company issued 15,100 shares of common stock for services related to consulting.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise.

On December 16, 2013 the Company issued 245,458 shares of common stock in connection with the Merger.

On December 16, 2013, the Company granted the CEO and a consultant 3,200,000 and 296,373 shares of the Company’s common stock, respectively, as compensation for services rendered during the year ended December 31, 2013. These shares were valued at $4,720,104 based on the market price on the date of grant. As of the date of this filing, these shares have not been issued and have been recorded as a stock payable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, although there is no guarantee we will be able to raise such funds.

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012.

Our net loss for fiscal year ended December 31, 2013 was 6,810,198 compared to a net loss of $168,293 during the period from March 23, 2012 (inception) through the fiscal year ended December 31, 2012, an increase of 6,641,905. During fiscal years ended December 31, 2013 and 2012, we did not generate any revenue. The increase in net loss was primarily a result of the loss on impairment of goodwill from the acquisition of American Exploration in the amount of $856,388, the issuance of shares and warrants to a convertible debt holder for an extension of the maturity date which resulted in interest expense of $707,803 and stock compensation of $4,773,127.

During fiscal year ended December 31, 2013, we incurred operating expenses of $6,022,935 compared to $138,778 incurred during the period from March 23, 2012 (inception) through the fiscal year ended December 31, 2012, an increase of 5,884,157. The increase in operating expenses was primarily attributable to the loss on impairment of goodwill from the acquisition of American Exploration in the amount of $856,388, and stock compensation of $4,773,127.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2012

As of December 31, 2013, our current assets were $145,852 and our current liabilities were $5,696,946, which resulted in a working capital deficit of $5,551,094. As of December 31, 2013, current assets were comprised of $19,102 of cash and restricted cash of $126,750. As of December 31, 2013, current liabilities were comprised of: (i) $172,600 in accounts payable and $229,512 in accrued liabilities; (ii) $4,720,105 in stock payable; (iii) $356,131 in notes payable; and (iv) $218,598 in Convertible debentures, net of debt discounts of $32,000.

The increase in total assets during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was due to an increase in restricted cash which was received during the merger with American Exploration.

As of December 31, 2013, our total liabilities were $5,696,946 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the debt assumed from American Exploration in the merger, the stock payable to our CEO and a consultant and convertible debt issued during the year ended December 31, 2013.

Stockholders’ deficit increased from $168,293 during the period from March 23, 2012 (inception) through the fiscal year ended December 31, 2012 to $6,978,491 for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

The Company is a development stage company and has not generated revenues. As a result our operating activities have to date resulted in net cash used. For the fiscal year ended December 31, 2013, net cash used in operating activities was $209,784 compared to $40,995 for the period from March 23, 2012 (inception) through the fiscal year ended December 31, 2012. Net cash used in operating activities consisted primarily of our net loss of $6,810,198 which was offset by noncash amounts of $4,773,127 in share based compensation, $707,803 in interest from shares and warrants issued to a convertible debt holder for debt extensions and impairment of the goodwill from the acquisition of American Exploration. The increase in the use of cash for operating activities from the year ended December 31, 2013 compared to the period from inception to December 31, 2012 was related to the startup of operation in the Company during the year ended December 31, 2013.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2013 and 2012, net cash flows used in investing activities was $92,961 as compared to $3,500 during the period from March 23, 2012 (inception) through the year ended December 31, 2012. The increase in cash used in investing was primarily related to funds used in the acquisition of American Exploration of $79,043.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2013, net cash flows provided from financing activities was $316,072 compared to $50,000 during the period from March 23, 2012 (inception) through the fiscal year ended December 31, 2012. Cash flows from financing activities for the fiscal year ended December 31, 2013 consisted primarily of $40,000 in proceeds from a convertible debentures and $276,072 in proceeds from the sale of the Company’s common stock and warrants. Cash flows from financing activities for the period from inception to December 31, 2012 consisted of $50,000 from convertible debentures.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal year ended December 31, 2013 was dedicated to negotiating and consummating the Merger. As of December 31, 2013 we had no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Management has successfully negotiated our first license agreement which is expected to close in the six months ended June 30, 2014. Management continues to receive and review potential acquisitions.

On April 4, 2014, the Company entered into a letter of credit (the “Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Letter of Credit a third party (the “Consigner”) cosigned the Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the Cosigner, 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock with upon each one year anniversary of the Letter of Credit, provided that the Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded a deferred financing costs.

On April 4, 2014, the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Letter of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Letter of Credit should the Company default on the Letter of Credit. Any amounts borrowed on the Letter of Credit will be issued directly to the three third parties from the Cosigner. The third parties will then loan the Company the funds from the Letter of Credit through convertible promissory notes (the “Convertible Notes”).

On April 8, 2014, the Company requested $250,000 be drawn on the Letter of Credit. As a result, the Company entered into the Convertible Notes with the third parties in the amount of $250,000. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the date of issuance. The Convertible Notes contain a conversion feature which allows the holder to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of:

1)	50% of the prior 20 days average market price on the date of conversion

2)	$0.50

However, in no event will the conversion price be lower than $0.25.

While there can be no guarantees, we intend to secure additional financings through the offerings of our common stock or debt financing. Management also intends to seek out institutional capital in the next 12 months. We will also continue to work with our existing debt holders to extend or reduce principal amount including pay-off agreements.

MATERIAL COMMITMENTS

Promissory Notes

The following table shows the promissory notes entered into by the Company:

		Stated	Original
		Interest	Principal	Due
Promissory Note	Date of Note	Rate	Amount	Date	Default
#1	05/29/09	10%	$30,000	On Demand	No
#2	06/05/09	10%	$7,698	On Demand	No
#3	08/16/09	10%	$50,000	On Demand	No
#4	09/27/10	10%	$60,000	On Demand	No
#5	06/02/10	5%	$50,000	On Demand	No
#6	02/04/11	5%	$30,000	On Demand	No
#7	05/04/11	5%	$35,000	On Demand	No
#8	08/11/11	10%	$20,000	On Demand	No
#9	12/05/11	10%	$20,000	On Demand	No
#10	04/28/12	10%	$30,000	On Demand	No

The Company also assumed a liability for previous advances made by our former CEO in the amount of $23,433. These advances are due on demand and do not bear interest.

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $1,653 in interest expense for the year ended December 31, 2013 on the above notes payable.

As of December 31, 2013, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

As of the date of this Annual Report, we are negotiating a settlement with all creditors regarding payment provisions.

Convertible Debenture

The Company has a convertible debenture (the “Debenture”) in the amount of CDN $115,098 (USD $110,598). The Debenture is due on demand and accrues interest at 5% per annum. The Debenture includes a conversion feature that allows the holder to convert the Debenture into common stock of the Company at the greater of (i) 50% of the market price on the date of conversion or (ii) $0.001.

On January 30, 2014, the holders of the Debenture converted the full balance into shares of the Company’s common stock. As a result, the Company issued 1,105,970 shares of common stock in full settlement of the principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

Danley Note

In connection with the Merger, the Company assumed the following loans: September 15, 2012, loan agreement (the “Loan”) with The Danley Group (“Lender”) to borrow $50,000 at an annual compounding rate of 2.7%, due March 15, 2013. In addition, the Company agreed to pay a $50,000 premium at maturity. The Company has recorded the additional premium as a debt discount and increased the face amount of the note to $100,000. The debt discount is being amortized over the life of the Loan. During the years ended December 31, 2013 and 2012, the Company amortized the debt discount and recorded $20,833 and $29,187, respectively, as additional interest expense. For the period from inception through December 31, 2013, the Company recognized and amortized $50,000 of the debt discount as interest expense. On May 8, 2013, the Loan’s maturity date was extended to September 15, 2013, and Cris Grunewald, our President, signed a personal guarantee of obligations to repay a total amount of $100,000 plus accrued interest. On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. The Company recorded the $707,803 in fair value of the shares and warrants as interest expense. The Loan matured on December 31, 2013 and the Company is currently in default of the repayment term as of that date. As a result of the default the Company is currently accruing interest at 10% per annum.

On April 8, 2014, the Company paid $119,590 in full settlement of the Loan. No gain or loss was recorded

Kopriva Note

In connection with the Merger, the Company assumed a convertible note (the “Note”) dated October 4, 2013 in the amount of $40,000 from an investor. The term of this Note is fifteen months from commencement. During the term of this Note, interest shall accrue on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Note, the outstanding balance of this Note shall bear interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants have a term of thirty-six (36) months from the date of repayment or conversion of the Note. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Note.

PURCHASE OF SIGNIFICANT EQUIPMENT

We have not previously nor do we intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Spotlight Innovation Inc.
West Des Moines, IA

We have audited the accompanying consolidated balance sheets of Spotlight Innovation Inc. (formerly American Exploration Corporation) (a Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013 and for the periods from March 23, 2012 (inception) to December 31, 2012 and 2013. These consolidated financial statements are the responsibility of Spotlight Innovation Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spotlight Innovation Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the periods from March 23, 2012 (inception) to December 31, 2012 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Spotlight Innovation Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Spotlight Innovation Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
May 20, 2014

SPOTLIGHT INNOVATION, INC
(Formerly American Exploration Corporation)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$19,102	$5,505
Restricted cash	126,750
Total current assets	145,852	5,505

Deposits	12,250	3,500
Total assets	$158,102	$9,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$172,600	$41,783
Accrued liabilities	229,512	56,348
Stock payable	4,720,105	-
Notes payable	356,131	-
Convertible debentures, net of debt discounts of $32,000 and $28,833, respectively	218,598	79,167
Total liabilities	5,696,946	177,298

Commitments and contingencies

Stockholders' Deficit:
Series A preferred stock, $5.00 par value, 500,000 shares authorized 0 shares issued and outstanding	-	-
Series C preferred stock, $5.00 par value, 500,000 shares authorized 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized 7,745,458 and 6,692,724 shares issued and outstanding, respectively	7,745	6,693
Additional paid-in capital	1,431,902	(6,693)
Deficit accumulated during development stage	(6,978,491)	(168,293)
Total stockholders' deficit	(5,538,844)	(168,293)

Total liabilities and stockholders’ deficit	$158,102	$9,005

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION, INC
(Formerly American Exploration Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE PERIODS
FROM MARCH 23, 2012 (INCEPTION) TO DECEMBER 31, 2012 AND 2013

	Year Ended	From March 23, 2012 (Inception) to	From March 23, 2012 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,166,547	138,778	5,305,325
Impairment of goodwill	856,388	-	856,388

Total operating expenses	6,022,935	138,778	6,161,713

Loss from operations	(6,022,935)	(138,778)	(6,161,713)

Other income (expense):
Interest expense	(787,263)	(29,515)	(816,778)
Total other expense	(787,263)	(29,515)	(816,778)

Net loss	$(6,810,198)	$(168,293)	(6,978,491)

Basic and diluted loss per common share	(0.96)	(0.03)

Basic and diluted weighted average number of common shares outstanding	7,100,947	6,692,724

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION, INC
(Formerly American Exploration Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 23, 2012 (Inception) to DECEMBER 31, 2013

				Deficit
				Accumulated
				During the
	Common Stock		Additional Paid-In	Development
	Shares	Par	Capital	Stage	Totals

March 23, 2012 (Inception)	6,692,724	$6,693	$(6,693)	$-	$-

Net loss	-	-	-	(168,293)	(168,293)

Balance at December 31, 2012	6,692,724	6,693	(6,693)	(168,293)	(168,293)

Common shares and warrants issued for cash	530,176	530	275,542	-	276,072

Common shares issued for services	15,100	15	10,253	-	10,268

Warrants issued for services	-	-	42,754	-	42,754

Warrants issued with note payable	-	-	25,136		25,136
Beneficial conversion feature on notes payable issued on September 27, 2013	-	-	39,864	-	39,864

Common shares and warrants issued for notes payable modification October 4, 2013	262,000	262	707,541	-	707,803

Common shares issued for acquisition of American Exploration Corporation	245,458	245	337,505	-	337,750

Net loss	-	-	-	(6,810,198)	(6,810,198)

Balances at December 31, 2013	7,745,458	$7,745	$1,431,902	$(6,978,491)	$(5,538,844)

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION, INC
(Formerly American Exploration Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE PERIODS
FROM MARCH 23, 2012 (INCEPTION) TO DECEMBER 31, 2012 AND 2013

	Year Ended	From March 23, 2012 (inception) to	From March 23, 2012 (inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,810,198)	$(168,293)	$(5,538,844)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,398	-	1,398
Amortization of debt discount	53,833	29,167	83,000
Interest expense from common shares and warrants issued for modification of convertible debt	707,803	-	707,803
Share-based compensation	4,773,127	-	4,773,127
Impairment of goodwill	856,388	-	856,388
Changes in operating assets and liabilities:
Accounts payable	34,701	98,131	86,176
Accrued liabilities	173,164	-	173,164
Net cash used in operating activities	(209,784)	(40,995)	(250,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of American Exploration Corporation	(79,043)	(3,500)	(82,543)
Payment of deposit for business acquisition	(12,250)	-	(12,250)
Purchases of property and equipment	(1,398)	-	(1,398)
Net cash used in investing activities	(92,691)	(3,500)	(96,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	40,000	50,000	90,000
Proceeds from sale of common shares and warrants	276,072	-	276,072
Net cash provided by financing activities	316,072	50,000	366,072

Increase in cash during the period	13,597	5,505	19,102
Cash, beginning of the period	5,505	-	-
Cash, end of the year	$19,102	$5,505	$19,102

Supplemental cash flows information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt discount for fair value of warrants issued with convertible debenture	$25,136	$-	$25,136
Beneficial conversion feature on convertible debentures	$39,864	$50,000	$89,864

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION, INC.
(Formerly American Exploration Corporation)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Spotlight Innovations, Inc. (the “Company”) was incorporated under the laws of the State of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovations, LLC. The Company is a development stage company that was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years. On December 16, 2013, Spotlight Innovations LLC was merged into Spotlight Innovation, Inc. which acquired American Exploration Corporation through a reverse merger transaction. Financial statements reflect operating results of the combined entities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities

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

Loss per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants or the assumed conversion of convertible debt instruments, using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the year ended December 31, 2013 and the periods from March 23, 2012 (inception) to December 31, 2012, the dilutive effect of 5,200 and 0 options and 1,381,671 and 0 warrants, and 400,000 and 0 shares issuable upon conversion of the convertible debentures, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $19,102 and $5,505 cash equivalents at December 31, 2013 and 2012, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2013 and 2012, the Company had $0 cash balances that were uninsured. The Company has not experienced any losses on such accounts.

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

Income Taxes

The Company’s results of operations through December 16, 2013 were as a limited liability company. A limited liability company (“LLC”) is not a taxpaying entity. Any income or operating loss arising from the activities of the partnership is reported, after appropriate adjustments, on the personal income tax returns of the members. Adjustments to the income or loss allocated to a particular member will be required when the tax basis and accounting basis of net contributions made by an individual member are not equal. Because the LLC is not a taxpaying entity, its financial statements are different from those of taxpaying entities. Specifically, on the statement of operations there is no provision for federal income tax benefit that must be accrued relating to the LLC’s net taxable loss during the year. In addition, the balance sheet does not present any assets or liabilities for deferred income taxes that might arise from different methods used to measure net income for the statement of operations and taxable income for the members. The company will be filing as a C Corporation for the last 15 days of the year. As a result, the company may have a de minimis future deferred tax benefits which has not been recorded.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurement (“ASC 820”), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

As defined in ASC 820, fair value, clarified as an exit price, represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

As a basis for considering these assumptions, ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the period since its inception through December 31, 2013 of $6,904,585 and has a working capital deficit $5,489,938 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management plans to raise additional funds through offerings of our common stock and financing through debt facilities. The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. There can be no assurances, however, that management’s expectations of obtaining sufficient capital through stock offerings or other financings sources will be sufficient to meet our capital needs or that they will be on terms that are satisfactory to the Company.

NOTE 4. ACQUISITION OF AMERICAN EXPLORATION CORPORATION

On December 16, 2013, the Company completed the transaction contemplated by the February 12, 2013, merger agreement (the “Merger Agreement”) with American Exploration Corp, a wholly-owned subsidiary of the Company, a company based in the State of Nevada ("American Exploration").

Pursuant to the Merger Agreement on December 16, 2013, American Exploration was merged with the Company, with the Company continuing as the surviving entity and American Exploration becoming a wholly-owned subsidiary of the Company (the ”Merger”). In connection with the Merger the Company issued 245,049 shares of its common stock and options to purchase 7,800 shares of the Company’s common stock.

Additionally, in connection with the Merger, the Company approved a 1:500 reverse stock split. All share and per share amounts in the consolidated financial statements and footnotes have been retroactively restated for the impact of the reverse split. The Company, as a result of the reverse acquisition, has restated its equity as a recapitalilzation from a limited liability company into a corporation. All equity amounts prior to the merger have been retroactively restated for the impact of the reverse acquisition.

The acquisition was accounted for as a “reverse acquisition,” and the Company was deemed to be the accounting acquirer in the acquisition. American Exploration’s assets and liabilities are recorded at their fair value. The Company’s assets and liabilities are carried forward at their historical costs. The financial statements of the Company are presented as the continuing accounting entity since it is the acquirer for the purpose of applying purchase accounting. The equity section of the balance sheet and earnings per share of Company are retroactively restated to reflect the effect of the exchange ratio established in the Merger Agreement. Goodwill is recorded for the excess of fair value of consideration transferred and fair value of net assets. As a result of the issuance of the shares of common stock pursuant to the Merger Agreement, a change in control of the Company occurred.

The purchase price on the date of acquisition was:

Value of stock and options issued in acquisition	$337,750
Cash advanced to American Exploration prior to merger	89,102
Total purchase price	426,852

Fair value of Net liabilities acquired:
Current assets	133,310
Current liabilities	(562,844)
Net liabilities assumed	(429,534)

Goodwill	$856,388

Management evaluated the amount of goodwill associated with the transaction following the allocation of fair value to the assets and liabilities acquired and determined that the goodwill should be fully impaired and has reflected the impairment on the statement of operations as of the date of the merger.

NOTE 5. DEPOSITS

During the year ended December 31, 2013, the Company made deposits of $12,250 on a letter of intent to acquire 90% of Celtic Biotech, Inc. (“Celtic”). On March 11, 2014, the Company created a wholly-owned subsidiary, Celtic Biotech Iowa Inc., to hold the license upon closing of the transaction. The Company will issue as full consideration under the acquisition agreement, 115,839 Class B Preferred Shares, having a par value of five-dollars ($5.00) out of Celtic Biotech Iowa Inc.’s available preferred stock. The license agreement will have a term of five years. The Company is still in negotiations with Celtic and intends to close the acquisition during the six months ended June 30, 2014.

NOTE 6. NOTES PAYABLE

Notes Assumed in Merger

On December 10, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable to unrelated third parties:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date	Default
#1	05/29/09	10%	$30,000	On Demand	No
#2	06/05/09	10%	$7,698	On Demand	No
#3	08/16/09	10%	$50,000	On Demand	No
#4	09/27/10	10%	$60,000	On Demand	No
#5	06/02/10	5%	$50,000	On Demand	No
#6	02/04/11	5%	$30,000	On Demand	No
#7	05/04/11	5%	$35,000	On Demand	No
#8	08/11/11	10%	$20,000	On Demand	No
#9	12/05/11	10%	$20,000	On Demand	No
#10	04/28/12	10%	$30,000	On Demand	No

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433.  These advances are due on demand and do not bear interest.

The Company also assumed $97,436 in accrued interest related to these notes.  The Company recorded $1,653 in interest expense for the year ended December 31, 2013 on the above notes payable.

As of December 31, 2013, and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 7. CONVERTIBLE DEBENTURES

Convertible Debenture Assumed in Merger

On December 16, 2013, the Company assumed the liabilities of American Exploration which included a convertible debenture (the “Debenture”) in the amount of CDN $115,098 (USD $110,598). The Debenture is due on demand and accrues interest at 5% per annum. The Debenture includes a conversion feature that allows the holder to convert into common stock of the Company at the greater of: i) 50% of the market price on the date of conversion or ii) $0.001.

Danley Note

On September 15, 2012, the Company entered into a loan agreement (the “Loan”) with The Danley Group (“Lenders”) to borrow $50,000 at an annual compounding rate of 2.7%, due March 15, 2013. In additions, the Company agreed to pay a $50,000 premium at maturity The Company has recorded the additional premium as a debt discount and increased the face amount of the note to $100,000. The debt discount is being amortized over the life of the Loan. During the year ended December 31, 2013 and the period from March 23, 2012 (inception) to December 31, 2012, the Company amortized the debt discount and recorded $20,833 and $29,187, respectively, as additional interest expense. For the period from inception through December 31, 2013, the Company recognized and amortized $50,000 of the debt discount as interest expense.

The Loan is contingently convertible upon the closing of the Merger. The conversion feature is 50% of the market price on the date of maturity.

On May 8, 2013, the Company’s president, Cristopher Grunewald extended the Loan’s maturity date with the Lenders to September 15, 2013, by signing a guarantee of obligations to repay a total amount of $100,000 plus accrued interest.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. However, the exercise price cannot be less than $0.20 per share. The fair value of the shares on the date of grant was $178,160 and the fair value of the warrants on the date of grant was $529,643. The Company recorded the $707,803 in fair value of the shares and warrants as interest expense.

The Loan matured on December 31, 2013. As of December 31, 2013, the Company recorded $25,000 as a debt discount related to the fair value of the contingent conversion feature as a result of the Merger and maturity of the Loan. The Company expensed the debt discount of $25,000 immediately as the Loan was convertible on that date. The Company is currently in default of the repayment term as of that date. As a result of the default the Company is currently accruing interest at 10% per annum.

Kopriva Note

On September 27, 2013, the Company entered into a convertible note (the “Note”) in the amount of $40,000 from an investor. The term of this Note is fifteen months from commencement. During the term of this Note, interest shall accrue on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Note, the outstanding balance of this Note shall bear interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Note and the exercise price of the warrants is the greater of: i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or ii) $0.20 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Note. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Note.

In connection with the Note, the convertible debenture was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Note. The Company recorded interest expense of $8,000 related to the amortization of the debt discounts.

NOTE 8. INCOME TAXES

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

At December 31, 2013 and 2012 the Company’s deferred tax assets consist primarily of net operating loss carry forwards acquired from American Exploration in the Merger. For the year ended December 31, 2013 and the period from March 23, 2012 (inception) to December 31, 2012, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At December 31, 2013 and 2012, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2013 and 2012, the Company has a net operating loss carry forward of approximately $6.0 million and $0, respectively, which will expire between years 2027 and 2033. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards could be subject to annual limitations for the change in ownership that resulted in the Merger.

NOTE 9. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

2013 Issuances

Stock Subscriptions

During the year ended December 31, 2013, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 530,176 shares of common stock and 418,389 warrants to purchase one share of common stock each for net cash proceeds $276,072. The warrants have an exercise price of $1.29 per share, and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The issuances were as follows:

Date	Number of Shares	Number of Warrants	Proceeds
January 17, 2013	161,000	31,641	$26,450
March 25, 2013	36,976	38,697	25,000
April 7, 2013	60,400	63,282	40,838
April 28, 2013	90,600	94,923	61,255
August 15, 2013	30,200	31,641	20,418
September 27, 2013	60,400	63,282	40,857
November 6, 2013	30,200	31,641	20,418
November 12, 2013	30,200	31,641	20,418
November 20, 2013	30,200	31,641	20,418
Total	530,176	418,389	$276,072

Other Stock Issuances

On August 7, 2013, the Company issued 15,100 shares of common stock for services related to consulting.  The fair value of the shares was $10,268 based on the most recent sale of the Company’s common stock to a third party.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013.  The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise.  However, the exercise price cannot be less than $0.20 per share.  The fair value of the shares on the date of grant was $178,160 and the fair value of the warrants on the date of grant was $529,643.

On December 16, 2013, the Company issued 245,458 shares of common stock in connection with the Merger with American Exploration.  The shares had a fair value of $330,816 based on the market price on the date of grant.

On December 16, 2013, the Company granted the CEO and a consultant 3,200,000 and 296,373 shares of the Company’s common stock, respectively, as compensation for services rendered during the year ended December 31, 2013.  These shares were valued at $4,720,104 based on the market price on the date of grant.  As of the date of this filing, these shares have not been issued and have been recorded as a stock payable.

2012 Issuances

On March 23, 2012 (inception), the Company issued 6,692,724 shares of common stock to the Company’s founder for no consideration.

OPTIONS

Upon the acquisition of American Exploration, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

The Company, as part of the Merger, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration. These stock options were valued at $6,934 using the Black-Scholes model which was included in the purchase price of American Exploration.

A summary of the stock option activity for the years ended December 31, 2013 and 2012 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
March 23, 2012 (Inception)	-	$-	$-
Granted	-	-	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2012	-	-	-
Granted	5,200	359.04	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	5,200	$359.04	$-
Exercisable December 31, 2012	5,200	$359.04	$-

The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2013 and 2012 is 6.21 and 0 years, respectively

WARRANTS

During the year ended December 31, 2013, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 530,176 shares of common stock and 418,389 warrants to purchase one share of common stock each for net cash proceeds $276,072. The warrants have an exercise price of $1.29 per share, and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The relative fair value of the warrants based on the Black-Scholes model was $135,727.

On September 27, 2013, the Company issued 100,000 warrants to purchase one share of common stock per warrant, in connection with the Note. The exercise price of the warrants is the greater of i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or ii) $0.20 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Note. The relative fair value of the warrants based on the Black-Scholes model was $25,136 and was recorded as a debt discount on the Note.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. However, the exercise price cannot be less than $0.20 per share. The fair value of the warrants on the date of grant was $529,643 based on the Black-Scholes model.

On August 2, 2013 and November 20, 2013, the Company issued 31,641 warrants to purchases one share of common stock per warrant, to a consultant of the Company for services. The warrants have an exercise price of $1.29 per share, and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The fair value of the warrants was $42,754 based on the Black-Scholes model and was recorded as stock compensation.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include :i) discount rates ranging from 0.38% to 0.79%; ii) expected terms ranging from 4.25 to 5.70 years; iii) expected volatility ranging from 250.09% to 285.88%; iv) zero expected dividends and v) stock price of $0.68.

A summary of the warrant activity for the period from March 23, 2012 (inception) to December 31, 2012 and the year ended December 31, 2013 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
March 23, 2012 (Inception)	-	$-	$-
Granted	-	-	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2012	-	-	-
Granted	1,381,671	1.41	28,900
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	1,381,671	$1.41	28,900
Exercisable December 31, 2013	1,381,671	1.41	28,900

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants at December 31, 2013 and 2012 is 3.01 and 0 years, respectively

NOTE 10. SUBSEQUENT EVENTS

On January 30, 2014, the holders of the Debenture converted the full balance into shares of the Company’s common stock. As a result, the Company issued 1,105,970 shares of common stock in full settlement of the principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

On January 28, 2014, the Company issued 33,334 shares and 16,667 warrants to purchase one share of common stock each, for net proceeds of $25,000. The warrants have an exercise price of $1.25 per share and expire in three years.

On April 4, 2014, the Company entered into a letter of credit (the “Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Letter of Credit a third party (the “Consigner”) cosigned the Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the Cosigner, 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock with upon each one year anniversary of the Letter of Credit, provided that the Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded a deferred financing costs.

On April 4, 2014, the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Letter of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Letter of Credit should the Company default on the Letter of Credit. Any amounts borrowed on the Letter of Credit will be issued directly to the three third parties from the Cosigner. The third parties will then loan the Company the funds from the Letter of Credit through convertible promissory notes (the “Convertible Notes”).

On April 8, 2014, the Company requested $250,000 be drawn on the Letter of Credit. As a result, the Company entered into the Convertible Notes with the third parties in the amount of $250,000. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the date of issuance. The Convertible Notes contain a conversion feature which allows the holder to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of:

1)	50% of the prior 20 days average market price on the date of conversion
2)	$0.50

However, in no event will the conversion price be lower than $0.25.

On April 8, 2014, the Company paid $119,590 in full settlement of the Loan. No gain or loss was recorded.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) who also acts as our principal financial officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure..

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO who also acts as our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that our internal control over financial reporting was not effective at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our development stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO who also acts as our principal financial officer, has concluded that these controls and procedures are not effective at the “reasonable assurance” level.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Cristopher Grunewald	41	President, Chief Executive Officer/Principal Executive Officer, Chief Financial Officer and a Director

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

Cristopher Grunewald. Mr. Grunewald is a financial executive and entrepreneur with background in the healthcare and biotechnology sectors, private equity and investment banking. He has been involved in all stages of the commercialization of healthcare IP developed by premiere research and development institutions.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)

Cristopher Grunewald, President, CEO, CFO (1)	2013	116,568	0	4,320,000	0	0	0	0	4,436,568

Steve Harding Former	2013	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
President and CEO (2)	2012	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Brian Manko, Chief	2013		-0-	-0-	-0-	-0-	-0-	-0-	33,000
Financial Officer (3)	2012	33,000	-0-	-0-	-0-	-0-	-0-	-0-	33,000
____________
(1)	Mr. Grunewald was named President of the Company on July 24, 2013 and became
(2)	Mr. Harding resigned as President July 24, 2013, and resigned as officer and director of the Company on December 10, 2013.
(3)	Mr. Manko resigned on December 10, 2013

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2013

There were no stock options granted to officers of the Company during the year ended December 31, 2013.

DIRECTOR COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2013 and 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cristopher Grunewald
2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Steve Harding
2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
____________
(1)	Mr. Harding’s compensation has been disclosed above in the “Summary Compensation Table” as compensation related to his executive position as President/Chief Executive Officer.

EMPLOYMENT AND CONSULTING AGREEMENTS

During 2013 we entered into an agreement with Cristopher Grunewald, President, CEO, Secretary and sole Director of the Company for ten years, and receive a salary of $120,000 per annum and the issuance of 3,200,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 8,884,478 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Cristopher Grunewald	7,203,627		81.1%

Steve Harding 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	171,800	(2)	1.9%

Brian Manko 407 2nd Street SW Calgary, Alberta Canada T2P 2Y3	41,160	(3)	Nil

All executive officers and directors as a group (2 persons)	7,416,587	(4)	83.0%
5% or Greater Beneficial Owners:
____________
*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 100,000 shares to Dr. Dale Grunewald, and 100,000 shares to Steven C. Quick shares issued and outstanding. Beneficial ownership amounts reflect the 2013 Reverse Stock Split.

(2)
This figure consists of: (i) 2,150,000 shares of common stock which were consolidated at the merger 500:1 into 4,300 shares; and (ii) 161,642 shares awarded to Mr. Harding at merger (iii) 333,333 vested Stock Options which are exercisable by Mr. Harding to purchase 333,333 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019 were forgiven by Mr. Harding at the merger.

(3)
This figure consists of: (i) 300,000 shares of common stock which were consolidated at the merger 500:1 into 600 shares; (11) 41,160 shares were awarded to Mr. Manko at the merger (iii) 50,000 vested Stock Options which are exercisable by Mr. Manko to purchase 50,000 shares of our common stock at an exercise price of $0.80 per share expiring on September 14, 2019; and (iii) 150,000 Stock Options which are exercisable by Mr. Manko to purchase 150,000 shares of our common stock at an exercise price of $0.09 per share expiring on April 20, 2021.were forgiven by Mr. Manko at the merger.

(4)	This figure consists of: (i) 7,416,587 shares of common stock; (ii) All Stock Options issued to previous management prior to the merger have been forgiven by Mr. Harding and Mr. Manko.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2013.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have agreed to pay Cristopher Grunewald our Preisdent, CEO and sole director as described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees & Services	2013	2012
Audit Fees	$54,000	$34,320
Related Audit Fees	$5,500	-
Tax Preparation Fees	$3,458	-
Other Fees	-	-

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended.

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

3.2	Bylaws (1)

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March 22, 2010 between American Exploration Corporation and Mainland Resources Inc.

10.5	Merger Agreement dated February 15, 2013 between American Exploration Corp. and Spotlight Innovations Inc. (8)

16. 1	Letter from Moore & Associates dated August 11, 2009. (6)

16. 2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SPOTLIGHT INNOVATION INC.

Dated: May 20, 2014	By:	/s/ Cris Grunewald
Cris Grunewald, President/Chief
Executive Officer

Dated: May 20, 2014	By:	/s/ Cris Grunewald
Cris Grunewald, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 20, 2014	By:	/s/ Cris Grunewald
Director