Form 10-Q
period 2014-03-31
Spotlight Innovation, Inc.
filed 2014-05-20
CIK 1388486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

Commission File No. 333-141060

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 Westown Parkway, Suite 226 West Des Moines, IA 50266
(Address of principal executive offices)

(515) 669-1215
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2014 the Company had outstanding 9,034,762 shares of its common stock, par value $0.001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SPOTLIGHT INNOVATION, INC.
(Formerly Known as American Exploration Corporation)
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash	$245	$19,102
Restricted Cash	125,625	126,750
Total current assets	125,870	145,852

Deposits	23,513	12,250
Total assets	$149,383	$158,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$211,608	$172,600
Accrued liabilities	251,652	229,512
Stock payable	4,720,105	4,720,105
Notes payable	358,631	356,131
Convertible debentures, net of debt discounts of $24,000 and $32,000, respectively	116,000	218,598
Total liabilities	5,657,996	5,696,946

Commitments and contingencies

Stockholders’ Deficit:

Series A preferred stock, $5.00 par value, 500,000 shares authorized
0 shares issued and outstanding	-	-

Series C preferred stock, $5.00 par value, 500,000 shares authorized
0 shares issued and outstanding	-	-

Preferred stock, $0.001 par value, 4,000,000 shares authorized
0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 4,000,000,000 shares authorized
8,884,762 and 6,692,724 shares issued and outstanding, respectively	8,885	7,745
Additional paid-in capital	1,573,875	1,431,902
Deficit accumulated during the development stage	(7,091,373)	(6,978,491)

Total stockholders’ deficit	(5,508,613)	(5,538,844)

Total liabilities and stockholders’ deficit	$149,383	$158,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION, INC.
(Formerly Known as American Exploration Corporation.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO MARCH 31, 2014
(unaudited)

	Three Months Ended		From March 23, 2012 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	93,844	67,875	5,399,169
Impairment of goodwill	-	-	856,388

Total operating expenses	93,844	67,875	6,255,660

Loss from operations	(93,844)	(67,875)	(6,255,557)

Other income (expense):
Interest expense	(19,038)	(8,156)	(835,816)
Total other expense	(19,038)	(8,156)	(835,816)

Net loss	$(112,882)	$(76,031)	$(7,091,373)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	8,530,682	6,827,978

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPOTLIGHT INNOVATION, INC.
(Formerly Known as American Exploration Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO MARCH 31, 2014
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Dvelopment
	Shares	Par	Capital	Stage	Total
March 23, 2012 (Inception)	6,692,724	$6,693	$(6,693)	$-	$-

Net loss	-	-	-	(168,293)	(168,293)

Balance at December 31, 2012	6,692,724	6,693	(6,693)	(168,293)	(168,293)

Common shares and warrants issued for cash	530,176	530	275,542	-	276,072

Common shares issued for services	15,100	15	10,253	-	10,268

Warrants issued for services	-	-	42,754	-	42,754

Warrants issued with note payable	-	-	25,136		25,136

Beneficial conversion feature on notes payable issued on September 27, 2013	-	-	39,864	-	39,864

Common shares and warrants issued for notes payable modification October 4, 2013	262,000	262	707,541	-	707,803

Common shares issued for acquisition of American Exploration Corporation	245,458	245	337,505	-	337,750

Net loss	-	-	-	(6,810,198)	(6,785,198)

Balances at December 31, 2013	7,745,458	$7,745	$1,431,902	$(6,978,491)	$(5,538,844)

Common shares and warrants issued for cash on January 28, 2014	33,334	34	24,966	-	25,000

Common shares issued for comvertible debentures January 30, 2014	1,105,970	1,106	117,007	-	118,113

Net loss	-	-	-	(112,882)	(112,882)

Balances at March 31, 2014	8,884,762	$8,885	$1,573,875	$(7,091,373)	$(5,508,613)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION, INC.
(Formerly Known as American Exploration Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM MARCH 23, 2012 (INCEPTION) TO MARCH 31, 2014
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	March 23, 2012 (inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,882)	$(76,031)	$(7,091,373)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-	1,398
Amortization of debt discount	8,000	7,295	91,000
Interest expense from common shares and warrants issued for modification of convertible debt	-	-	707,803
Share-based compensation	-	-	4,773,127
Impairment of goodwill	-	-	856,388
Changes in operating assets and liabilities:
Accounts payable	39,008	13,882	171,839
Accrued liabilities	29,655	22,249	202,819
Net cash used in operating activities	(36,219)	(38,655)	(286,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	1,125	-	1,125
Payments for acquisition of American Exploration Corporation	-	(6,050)	(82,542)
Payment of deposit for business acquisition	(11,263)	-	(23,513)
Purchases of property and equipment	-	-	(1,398)
Net cash used in investing activities	(10,138)	(6,050)	(106,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,500	-	92,500
Proceeds from sale of common shares and warrants	25,000	51,450	301,072
Net cash provided by financing activities	27,500	51,450	393,572

Increase/(Decrease) in cash during the period	(18,857)	12,795	245
Cash, beginning of the period	19,102	5,505	-
Cash, end of the period	$245	$18,300	$245

Supplemental cash flows information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt discount for fair value of warrants issued with convertible debenture	$-	$-	$25,136
Beneficial conversion feature on convertible debentures	$-	$-	$89,864
Common shares issued for convertible debentures	$118,113	$-	$118,113

The accompanying notes are an integral part of these unaudited consolidated financial statements

 SPOTLIGHT INNOVATION, INC.
(Formerly Known as American Exploration Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BASIS OF PRESENTATION

Spotlight Innovation, Inc. (the “Company”) was incorporated under the laws of the state of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovation, LLC. The Company is a development stage company that was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years. On December 16, 2013, Spotlight Innovation LLC was merged into Spotlight Innovation Inc. (formerly known as American Exploration Corporation) through a reverse merger transaction. Financial statements reflect operating results of the combined entities.

The accompanying consolidated financial statements of Spotlight Innovation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on May 20, 2014, have been omitted.

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

For the three months ended March 31, 2014 and 2013, the dilutive effect of 5,200 and 0 options and 70,338 and 0 warrants, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $245 and $19,102 cash equivalents at March 31, 2014 and December 31, 2013 respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). For the three months ended March 31, 2014, the Company had $0 cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the three months ended March 31, 2014 and 2013, the Company maintained cash accounts in Canadian and U.S. dollars, and incurred certain expenses denominated in Canadian dollars. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions were immaterial.

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

Income Taxes

The company’s results of operations through December 16, 2013 were as a limited liability company. A limited liability company (“LLC”) is not a taxpaying entity. Any income or operating loss arising from the activities of the partnership is reported, after appropriate adjustments, on the personal income tax returns of the members. Adjustments to the income or loss allocated to a particular member will be required when the tax basis and accounting basis of net contributions made by an individual member are not equal. Because the LLC is not a taxpaying entity, its financial statements are different from those of taxpaying entities. Specifically, on the statement of operations there is no provision for federal income tax benefit that must be accrued relating to the LLC’s net taxable loss during the year. In addition, the balance sheet does not present any assets or liabilities for deferred income taxes that might arise from different methods used to measure net income for the statement of operations and taxable income for the members. The Company will be filing as a C Corporation for the last 15 days of the year ended December 31, 2013. As a result, the Company may have a de minimis future deferred tax benefits which has not been recorded.

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

NOTE 3. DEVELOPMENT STAGE AND GOING CONCERN

The Company is a development stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014, the Company has accumulated net losses of $7,091,373 and has a working capital deficit $5,532,126. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. Management is investigating all options to raise enough funds to meet the Company’s working capital requirements through either the sale of the Company’s common stock or other financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

NOTE 4. DEPOSITS

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

During the three months ended March 31, 2014, the Company made additional deposits on the acquisition of $11,263. The Company is still in negotiations with Celtic and intends to close the acquisition before June 30, 2014.

NOTE 5. NOTES PAYABLE

Notes Assumed in Merger

On December 16, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable to unrelated third parties:

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

During the three months ended March 31, 2014, the Company received advances from a third party in the amount of $2,500. These advances are due on demand and do not bear interest.

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $7,173 and $0 in interest expense for the three months ended March 31, 2014 and 2013, respectively, on the above notes payable.

As of March 31, 2014 and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

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

On January 30, 2014, the holders of the Debenture converted the full balance into shares of the Company’s common stock. As a result the Company issued 1,105,970 shares of common stock in full settlement of the principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company recorded $365 in interest expense during the three months ended March 31, 2014 related to the Debenture.

Danley Note

On September 15, 2012, the Company entered into a loan agreement (the “Loan”) with The Danley Group (“Lender”) to borrow $50,000 at an annual compounding rate of 2.7%, due March 15, 2013. In addition, the Company agreed to pay a $50,000 premium at maturity. The Company has recorded the additional premium as a debt discount and increased the face amount of the note to $100,000. The debt discount is being amortized over the life of the Loan. For the period from inception through March 31, 2014, the Company recognized and amortized $50,000 of the debt discount as interest expense.

The Loan is contingently convertible upon the closing of the Merger. The conversion feature is 50% of the market price on the date of maturity.

On May 8, 2013, the Loan’s maturity date was extended to September 15, 2013, by signing a guarantee of obligations to repay a total amount of $100,000 plus accrued interest.

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

During the three months ended March 31, 2014 and 2013, the Company recorded interest expense related to the debt discount of $0 and $7,295. The Company also recorded $2,500 and $675 in interest expense for the three months ended March 31, 2014 and 2013, respectively.

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

In connection with the Note, the convertible debenture was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Note. The Company recorded interest expense of $8,000 related to the amortization of the debt discounts for the three months ended March 31, 2014. The Company also recorded $1,000 in interest expense for the three months ended March 31, 2014.

NOTE 7. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

Stock Subscriptions

During the three months ended March 31, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 33,334 shares of common stock and 16,667 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance

During the three months ended March 31, 2013, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 197,979 shares of common stock and 70,338 warrants to purchase one share of common stock each, for net cash proceeds of $51,450. The warrants have an exercise price of $1.29 per share, and expire 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company’s merger with American Exploration.

Other Stock Issuances

During the three months ended March 31, 2014, the Company issued 1,105,970 shares of common stock in full settlement of the Debenture’s principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

OPTIONS

Upon the acquisition of American Exploration, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

The Company, as part of the Merger, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration.

A summary of the stock option activity for the years ended December 31, 2013 and 2012 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	-	-	-
Granted	5,200	359.04	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	5,200	$359.04	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2014	5,200	$359.04	$-
Exercisable December 31, 2012	5,200	$359.04	$-

The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2014 and December 31, 2013 is 5.96 and 6.21 years, respectively

WARRANTS

During the three months ended March 31, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 33,334 shares of common stock and 16,667 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance. The relative fair value of the warrants based on the Black-Scholes model was $5,369.

A summary of the warrant activity for the quarter ended March 31, 2014 and December 31, 2013 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
December 31, 2012	-	$-	$-
Granted	1,381,671	1.41	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2013	1,381,671	1.41	-
Granted	16,667	.01	8,334
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2014	1,381,671	$1.40	$8,334
Exercisable March 31, 2014	1,381,671	1.40	$8,334

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of March 31, 2014 is 2.74 years.

NOTE 8. SUBSEQUENT EVENTS

On April 4, 2014 the Company entered into a letter of credit (the “Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Letter of Credit a third party (the “Cosigner”) cosigned the Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock with upon each one year anniversary of the Letter of Credit, provided that the Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded a deferred financing costs.

On April 4, 2014 the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Letter of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Letter of Credit should the Company default on the Letter of Credit. Any amounts borrowed on the Letter of Credit will be issued directly to the three third parties from the Cosigner. The third parties will then loan the Company the funds from the Letter of Credit through convertible promissory notes (the “Convertible Notes”).

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

On April 8, 2014 the Company paid $119,590 in full settlement of the Loan. No gain or loss was recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Spotlight Innovation, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. On August 6, 2008, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to American Exploration Corporation, and on December 16, 2013 we acquired through a reverse acquisition, Spotlight Innovations, LLC, a privately held Iowa limited liability company, which we refer to as Spotlight. As described below, pursuant to the acquisition, the members of Spotlight gained control of approximately 97% of the voting securities of our company. Since the transaction resulted in a change of control, Spotlight is the acquirer for accounting purposes. In connections with the merger, which we refer to as the Spotlight merger, Spotlight became our wholly-owners subsidiary and we changed our name to Spotlight Innovation, Inc.

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

Merger

Effective December 16, 2013, we merged (the “Merger”) with Spotlight Innovation LLC, an Iowa limited liability company, with the Company as the surviving entity. In connection with the Merger the Company: (i) issued an aggregate of 7,500,000 fully paid and non-assessable shares of Company restricted common stock (the “Shares”) on a post Reverse Split basis; (ii) Steven Harding and Brian Manko resigned as officers and directors of the Company; (iii) the Company amended its Amended Articles of Incorporation as follows: (a) amended Article 1 in order to change the name of the Company to Spotlight Innovation Inc., and (b) amended Article 3 in order to increase the number of shares of stock as follows: Four Billion (4,000,000,000), par value $0.001 per share, all of which will be designated “Common Stock,” and Five Million (5,000,000), par value $0.001 shares of preferred stock, 4,000,000 of which are designated as blank check preferred stock, 500,000 shares of Preferred Stock of the Company designated as “Series A Preferred Stock,” and 500,000 shares of Preferred Stock of the Company designated as “Series C Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto; (iv) appointed Cristopher Grunewald as a member of the Board of Directors and as the President of the Company; (v) amended the articles of incorporation of the Company to change the name of the Company from American Exploration Corporation to Spotlight Innovation Inc.; and (vi) a reverse stock split of one for five hundred (1:500) of the shares of common stock of the Company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Net Sales. For the three months ended March 31, 2014 and 2013, sales were $nil, the lack of revenues is due to the Company changing its business structure to the healthcare field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $93,844 for the three months ended March 31, 2014 from $67,875 for the three months ended March 31, 2013, representing a 38% increase. The increase was mainly due to the increase in salaries and addition of increased staffing.

Other Income (Expense). For the three months ended March 31, 2014, other expense was $19,038, compared to $8,156 for the three months ended March 31, 2013. The increase in other expense was primarily due to the increased interest expense of $10,882 caused by amortization of beneficial conversion feature discount.

Net Loss. The Company’s net loss was $112,882 and $76,031 for the three months ended March 31, 2014 and 2013, respectively. The increase was due to increased expenses related to transitioning into the healthcare field.

Liquidity and Capital Resources:

The Company had $245 cash and equivalents as of March 31, 2014. The Company has negative working capital of $5.5 million and a total stockholders’ deficit of $7.1 million as of March 31, 2014. For the year ended December 31, 2013, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

On April 4, 2014 the Company entered into a letter of credit (the “Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Letter of Credit a third party (the “Cosigner”) cosigned the Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock with upon each one year anniversary of the Letter of Credit, provided that the Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded a deferred financing costs.

On April 4, 2014 the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Letter of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Letter of Credit should the Company default on the Letter of Credit. Any amounts borrowed on the Letter of Credit will be issued directly to the three third parties from the Cosigner. The third parties will then loan the Company the funds from the Letter of Credit through convertible promissory notes (the “Convertible Notes”).

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

On April 8, 2014 the Company paid $119,590 in full settlement of the Loan. No gain or loss was recorded.

Principal Cash Flows for the three months ended March 31, 2014

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $36,219. The Company’s net loss for the three months ended March 31, 2014 was offset by $8,000 amortization of debt discount, $39,008 change in accounts payable and $29,655 change in accrued liabilities.

Cash Flows from Investing Activities. The Company had net cash used in investing activities of $10,138, primarily related to purchase of Celtic.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $27,500, primarily related to sale of stock of $25,000.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the period ended March 31, 2014, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

___________________
(1)	Filed herewith.
(2)
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Spotlight Innovation, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOTLIGHT INNOVATION INC.

Dated: May 20, 2014	By:	/s/ Cris Grunewald
Cris Grunewald,
President/Chief Executive Officer, Chief Financial Officer, Director