Form 10-Q
period 2014-06-30
Spotlight Innovation, Inc.
filed 2014-08-19
CIK 1388486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

Commission File No. 333-141060

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 Westown Parkway, Suite 200-226
West Des Moines, IA 50266
(Address of principal executive offices)

(515) 274-9087
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2014 the Company had outstanding 12,627,066 shares of its common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Spotlight Innovation, Inc.
(Formerly Known as American Exploration Corporation)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$9,849	$19,102
Restricted cash	179,035	126,750
Accounts receivable - related party	999	-
Inventory	145,375	-
Total current assets	335,258	145,852

LONG TERM ASSETS
Property, plant and equipment	9,000	-
In process research and development	1,476,956	-
Deposits	-	12,250
Total assets	$1,821,214	$158,102

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$331,207	$172,600
Accrued expenses	301,570	229,512
Stock payable	4,720,105	4,720,105
Warrants payable	239,190	-
Notes payable	358,631	356,131
Line of Credit	436,205
Short term debt - related party	237,892	-
Convertible debentures, net of debt discounts of $295,893 and $32,000, respectively	180,312	218,598
Total liabilities	6,805,112	5,696,946

Commitments and contingencies

Stockholders' Deficit:

Series A preferred stock, $5.00 par value, 1,500,000 shares authorized
0 shares issued and outstanding	-	-
Series C preferred stock, $5.00 par value, 500,000 shares authorized
0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 3,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock par value $0.001: 4,000,000,000 shares authorized;
9,134,762 and 7,745,458 shares outstanding, respectively	9,135	7,745
Additional paid-in capital	2,033,640	1,431,902
Accumulated deficit	(8,239,449)	(6,978,491)
Non-controlling interest	1,212,776	-
Total stockholders' deficit	(4,983,898)	(5,538,844)

Total liabilities and stockholders' deficit	$1,821,214	$158,102

See accompanying notes to the unaudited consolidatated financial statements.

Spotlight Innovation, Inc.
(Formerly Known as American Exploration Corporation)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	252,565	90,019	346,409	157,894

Total operating expenses	252,565	90,019	346,409	157,894

LOSS FROM OPERATIONS	(252,565)	(90,019)	(346,409)	(157,894)

OTHER EXPENSE:
Interest expense	895,511	8,157	914,549	16,313

Total other expense	895,511	8,157	914,549	16,313

Net loss before non-controlling interest	(1,148,076)	(98,176)	(1,260,958)	(174,207)
Net loss attributable to non-controlling interest holder	-	-	-	-

Net loss attributable to Spotlight Innovations, Inc. stockholders	$(1,148,076)	$(98,176)	$(1,260,958)	$(174,207)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED	(0.13)	$(0.01)	(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- BASIC AND DILUTED	9,051,795	6,827,978	8,792,678	6,827,978

See accompanying notes to the unaudited consolidatated financial statements.

Spotlight Innovation Inc.
(Formerly Known as American Exploration Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,260,958)	$(174,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	172,312	14,591
Amortization of deferred financing costs	619,205	-
Interest expense from common shares issued for modification of convertible debt	80,000	-
Changes in operating assets and liabilities:
Changes in deposits	12,250	-
Accounts payable	(20,497)	35,788
Accrued expenses	75,059	35,158
NET CASH USED IN OPERATING ACTIVITIES	(322,629)	(88,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for fixed assets	-	699
Acquisition of Celtic Biotech LTD	1,956	-
Payments for acquisition of American Exploration	-	(37,503)
Restricted cash on convertible debt	(52,285)	-
NET CASH USED IN INVESTING ACTIVITIES	(50,329)	(36,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on convertible debt	(100,000)	-
Proceeds from borrowings on short term debt	2,500	-
Proceeds from borrowings on convertible debt	436,205	-
Proceeds from sale of common shares and warrants	25,000	134,134
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,705	134,134

NET CHANGE IN CASH	(9,253)	8,660

Cash at beginning of period	19,102	5,505
Cash at end of period	$9,849	$14,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$21,362	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common shares issued for convertible debenture	$118,113	$-
Debt discount for fair value of warrants issued with convertible debenture	$239,190	$-
Beneficial conversion feature discount on convertible debentures	$197,015	$-

See accompanying notes to the unaudited consolidatated financial statements.

SPOTLIGHT INNOVATION INC.
(Formerly Known as American Exploration Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BASIS OF PRESENTATION

Spotlight Innovation Inc. (the “Company”) was incorporated under the laws of the state of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovation, LLC. The Company is a development stage company that was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years. On December 16, 2013, Spotlight Innovation LLC was merged into Spotlight Innovation Inc. (formerly known as American Exploration Corporation) through a reverse merger transaction. The consolidated financial statements reflect operating results of the combined entities.

On June 4, 2014, the Company, through its wholly-owned subsidiary, Celtic Biotech Iowa, Inc. (“Celtic Iowa”), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company (CBL), to provide for continued development and eventual marketing of the intellectual property of CBL. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy.

The accompanying consolidated financial statements of Spotlight Innovation, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on May 20, 2014, have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those regarding the valuation of the assets acquired and liabilities assumed in the acquisition of CBL and option and warrant transactions.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s wholly owned subsidiary Celtic Iowa. During the six months ended June 30, 2014, Celtic Iowa acquired 95% of the outstanding shares of CBL. Accordingly, the Company has consolidated CBL and its wholly-owned subsidiary Celtic Biotech, Inc. All significant intercompany accounts and transactions have been eliminated.

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

For the six months ended June 30, 2014 and 2013, the dilutive effect of 5,200 and 0 options and 1,833,338 and 228,543 warrants, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $9,849 and $19,102 cash equivalents at June 30, 2014 and December 31, 2013, respectively.

The Company maintains cash in escrow accounts which are restricted from immediate and general use by the Company. $53,410 of the funds are restricted as part of the Company’s convertible notes payable (see Note 7). The remaining restricted cash amount of $125,625 is restricted subject to the Company issuing shares of its common stock to an investor.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). For the six months ended June 30, 2014, the Company had $0 cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the six months ended June 30, 2014 and 2013, the Company maintained cash accounts in Canadian and U.S. dollars as well as European Union euros, and incurred certain expenses denominated in Canadian dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions were immaterial.

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During the six months ended June 30, 2014, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets were $1,476,956.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis. The cost of acquisition includes any costs directly attributable to the acquired inventory. Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale. Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required. As of June 30, 2014, the Company’s inventory consisted of raw material in the form of snake venom with a fair value of $20,375 and finished drug products with a fair value of $125,000.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of June 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

Deferred Financing Costs

We have incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related convertible debt.

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

Income Taxes

The Company’s results of operations through December 16, 2013 were as a limited liability company. A limited liability company (“LLC”) is not a taxpaying entity. Any income or operating loss arising from the activities of the partnership is reported, after appropriate adjustments, on the personal income tax returns of the members. Adjustments to the income or loss allocated to a particular member will be required when the tax basis and accounting basis of net contributions made by an individual member are not equal. Because the LLC is not a taxpaying entity, its financial statements are different from those of taxpaying entities. Specifically, on the statement of operations there is no provision for federal income tax benefit that must be accrued relating to the LLC’s net taxable loss during the year. In addition, the balance sheet does not present any assets or liabilities for deferred income taxes that might arise from different methods used to measure net income for the statement of operations and taxable income for the members. The Company will be filing as a C Corporation for the last 15 days of the year ended December 31, 2013. As a result, the Company may have a de minimis future deferred tax benefit which has not been recorded.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10 “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 “Development Stage Entities”, from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 “Risks and Uncertainties” is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement in the second quarter of 2014. As a result, cumulative information in the Company’s statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, the Company has accumulated net losses of $8,239,449 and has a working capital deficit of $6,469,864. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and then attain profitable operations. Management is investigating all options to raise enough funds to meet the Company’s working capital requirements through either the sale of the Company’s common stock or other financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

NOTE 4. ACQUISITION OF CELTIC BIOTECH LTD.

The Company, through its wholly-owned subsidiary Celtic Iowa, entered into a share exchange agreement with CBL.

Celtic Iowa issued 474,419 shares of its Preferred B Stock, par value of $5.00 per share. In exchange, the Company received shares equal to 95% of the total outstanding shares of CBL.

As there is no existing market for the preferred shares of Celtic Iowa, the Company used the fair value of the acquired net assets of CBL to determine the purchase price. The following table summarizes the allocation of the purchase price to the net assets acquired:

Fair value at June 4, 2014
Cash	$1,956
Accounts receivable – related party	999
Inventory	145,375
Property, plant and equipment	9,000
IPR&D	1,476,956
Total assets	1,634,636

Accounts payable and accrued liabilities	(183,968)
Short-term debt – related party	(237,892)
Total liabilities	(421,860)
Final Purchase price	$1,212,776

The Company recorded the 5% non-controlling interest in CBL at a fair value of $60,639. The preferred shares issued are convertible into common shares of Celtic Iowa on a one for one basis and are redeemable at the Company’s option in five years at the stated par value of $5 per share. The preferred shares have preferential rights to the net assets of Celtic Iowa in the case of liquidation up to the par value of the stock. While the Company maintains voting control through the common stock of Celtic Iowa and controls management decisions of Celtic Iowa, the Company’s rights to the net assets are subordinated to the preferred stock until the net assets of the Company exceeds $2,372,095. As a result, the Company has recorded non-controlling interest in Celtic Iowa of $1,152,137, which is the value attributed to the Preferred B stock issued by Celtic Iowa net of the non-controlling interest in CBL. The Preferred Stock of Celtic Iowa is eliminated in consolidation.

CBL has had immaterial activity during the six months ended June 30, 2014. Accordingly the Company has not presented Pro forma information for the acquisition as the impact to the Company’s operations was deemed immaterial.

NOTE 5. DEPOSITS

During the year ended December 31, 2013, the Company made deposits of $12,250 on a letter of intent to acquire 90% of CBL. During the six months ended June 30, 2014, the Company made additional deposits on the acquisition of $26,255. The Company recorded $12,250 as an investment in Celtic Iowa, which has been eliminated in the consolidated financial statements and the remaining balance was recorded as expense as of the date of the share exchange agreement on June 4, 2014 .

NOTE 6. NOTES PAYABLE

Notes Assumed in Merger with American Exploration

On December 16, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable to unrelated third parties:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date	Default

#1	5/29/09	10%	$30,000	On Demand	No
#2	06/05/09	10%	$7,698	On Demand	No
#3	08/16/09	10%	$50,000	On Demand	No
#4	09/27/10	10%	$60,000	On Demand	No
#5	06/02/10	5%	$50,000	On Demand	No
#6	02/04/11	5%	$30,000	On Demand	No
#7	05/04/11	5%	$35,000	On Demand	No
#8	08/11/11	10%	$20,000	On Demand	No
#9	12/05/11	10%	$20,000	On Demand	No
#10	04/28/12	10%	$30,000	On Demand	No

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433. These advances are due on demand and do not bear interest.

During the six months ended June 30, 2014, the Company received advances from a third party in the amount of $2,500. These advances are due on demand and do not bear interest.

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $14,353 and $0 in interest expense for the six months ended June 30, 2014 and 2013, respectively, on the above notes payable.

As of June 30, 2014 and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 7. CONVERTIBLE DEBENTURES

Convertible Debenture Assumed in Merger

On December 16, 2013, the Company assumed the liabilities of American Exploration which included a convertible debenture (the “Debenture”) in the amount of CDN $115,098 (USD $110,598). The Debenture was due on demand and accrued interest at 5% per annum. The Debenture included a conversion feature that allowed the holder to convert the Debenture into common stock of the Company at the greater of (i) 50% of the market price on the date of conversion or (ii) $0.001.

On January 30, 2014, the holders of the Debenture converted the full balance into shares of the Company’s common stock. As a result the Company issued 1,105,970 shares of common stock in full settlement of the principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company recorded $365 in interest expense during the six months ended June 30, 2014 related to the Debenture.

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

The Loan was contingently convertible upon the closing of the merger with American Exploration. The conversion feature was 50% of the market price on the date of maturity.

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

The Loan matured on December 31, 2013. As of December 31, 2013, the Company recorded $25,000 as a debt discount related to the fair value of the contingent conversion feature as a result of the merger with American Exploration and maturity of the Loan. The Company expensed the debt discount of $25,000 immediately as the Loan was convertible on that date. The Company repaid the note in the amount of $100,000, with accrued interest of $16,362, on April 8, 2014. An additional extension fee of 100,000 shares of common stock was issued by the Company on June 11, 2014. The Company recorded $80,000 in interest expense for the value of the shares, which was based on the market price of $0.80 per share on the date of grant.

During the six months ended June 30, 2014 and 2013, the Company recorded interest expense related to the debt discount of $0 and $7,295, respectively. The Company also recorded $11,000 and $3,175 in interest expense for the six months ended June 30, 2014 and 2013, respectively.

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

In connection with the Note, the convertible debenture was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Note. The Company recorded interest expense of $16,000 related to the amortization of the debt discounts for the six months ended June 30, 2014. The Company also recorded $2,000 in interest expense for the six months ended June 30, 2014.

Convertible Debt associated with Letters of Credit

On April 4, 2014, the Company entered into a line of credit (the “Line of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Line of Credit provides that the Company can indirectly borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Line of Credit a third party (the “Cosigner”) cosigned the Line of Credit, and pledged certain collateral. In exchange for this pledge the Company issued the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one year anniversary of the Line of Credit, provided that the Line of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded as interest expense.

On April 4, 2014, the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of June 30, 2014, the Company had borrowed $436,205 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $436,205. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $197,015.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The Company was obligated to issue 435,000 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the black-scholes model at $239,190, which was recorded as a debt discount to the Convertible Notes. As of June 30, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

As part of the Convertible Notes agreement, the Company has agreed to reserve cash funds, in the amount of expected interest payments of $53,410. These funds are currently classified in restricted cash.

The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Convertible Notes. The Company recorded interest expense of $279,893 related to the amortization of the debt discounts for the six months ended June 30, 2014. The Company also recorded $14,837 in interest expense for the six months ended June 30, 2014.

NOTE 8. EQUITY

The Company has authorized the issuance of 1,500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 3,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

Stock Subscriptions

During the six months ended June 30, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 33,334 shares of common stock and 16,667 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance.

During the six months ended June 30, 2013, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 348,976 shares of common stock and 228,543 warrants to purchase one share of common stock each, for net cash proceeds of $134,134. The warrants have an exercise price of $1.29 per share, and expire 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company’s merger with American Exploration.

Other Stock Issuances

During the six months ended June 30, 2014, the Company issued 1,105,970 shares of common stock in full settlement of the Debenture’s principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company issued 150,000 shares to an individual in return for his guarantee of a certain Letter of Credit at Denver Savings Bank. The shares were valued at the market price of $183,000 at the time of grant. (See Note 7.)

The Company issued 100,000 shares to an individual as a fee for extending the due date of his debenture. The debenture was paid on April 8, 2014 and the shares were issued on June 11, 2014. The share value was stated at the market price of $80,000 at the time of grant.

OPTIONS

Upon the acquisition of American Exploration, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

The Company, as part of the Merger, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration.

A summary of the stock option activity for the six months ended June 30, 2014 and the year ended December 31, 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	-	-	-
Granted	5,200	359.04	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	5,200	$359.04	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2014	5,200	$359.04	$-
Exercisable June 30, 2014	5,200	$359.04	$-

The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2014 and December 31, 2013 is 5.71 and 6.21 years, respectively

WARRANTS

During the six months ended June 30, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 33,334 shares of common stock and 16,667 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance. The relative fair value of the warrants based on the Black-Scholes model was $5,369.

A summary of the warrant activity for the six months ended June 30, 2014 and December 31, 2013 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
December 31, 2012	-	$-	$-
Granted	1,381,671	1.41	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2013	1,381,671	1.41	-
Granted	16,667	0.01	8,334
Exercised	-	-	-
Expired	-	-	-
Outstanding June 30, 2014	1,398,338	$1.40	$8,334
Exercisable June 30, 2014	1,398,338	$1.40	$8,334

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of June 30, 2014 is 2.49 years.

As of June 30, 2014, the Company was obligated to issue 435,000 warrants in conjunction with the issuance of the Convertible Notes. The warrants have an exercise price of the lower of i) 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $239,190. However, as of June 30, 2014, the Company has not issued these warrants and has recorded them as a warrant payable.

NOTE 9. PRIVATE PLACEMENT

On June 4, 2014, the Company entered into a series of agreements related to an equity arrangement for the sole purpose of funding acquisitions. The agreements require the Company to issue 1,051,200 Convertible Series A Preferred Stock in exchange for $41,418,000 to nine investors, through a private placement of 900 Units (the “Securities”) consisting of 1,168 Convertible Series A Preferred Stock (convertible into common shares of the Company) and warrants to purchase 413,964,900 common shares of the Company. The warrants have exercise prices from $0.25 to $0.7035 per share and terms of four to six years. The Company can receive up to $165,681,009 if all the warrants are exercised. The Convertible Series A Preferred Stock may convert into common shares of the Company at a rate of 1 share of Series A Preferred stock for 100 shares of common stock and must be converted within three years.

Under the terms of the Unit Subscription Agreement (USA), the Investors' cash of $41,418,000 ($46,020 per Unit sold) has been deposited in a restricted account with an Intermediary, whereby an Account Management Agreement (AMA) between the Investors, the Company, and the Intermediary governs the release of funds to the Company from the restricted account. The Company has placed with the Intermediary, the Securities to be released to the investors at the same time and ratio as the funds are released to the Company. The Company will record the fair value of the Securities as they are issued to the investors by the Intermediary.

The restricted cash will be released to the Company with the approval of the Investors. A request first must be made to the Investors' representative along with a Use of Proceeds (UOP) and, after review and approval by the Investors' representative, will the funds be released. There are 36 planned periodic installments pursuant to the AMA schedule, which have already been approved by the Company and the Investors.

The release of funds is based upon the trading volumes of the Company’s common stock, at or above a minimum bid price which will cause a release of a percentage of each periodic “Breakout” funds to the Company. There are provisions within the agreement which address the release of funds to the Company in the event that:

1.) trading volume is below the minimums, and
2.) average bid prices are above or below the minimums.

Pursuant to the Unit Subscription Agreement the Company has agreed to use its best efforts to register the securities underlying the agreement no later than three (3) months following the purchase of the securities.

10. RELATED PARTY TRANSACTIONS

As a result of the acquisition of CBL, as disclosed in Note 4, the Company assumed two short-term notes payable due to a related party. The debt is denominated in Euros, and on June 4, 2014, the date of acquisition, the carrying amount of the debt was $237,892 USD. The notes accrue compounded interest at 5% per annum and are due in November and December 2014.

11. SUBSEQUENT EVENTS

On July 11, 2014, the Company received subscriptions to acquire 33,334 shares of common stock and 12,500 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance.

On July 16, 2014, the Company received subscriptions to acquire 100,002 shares of common stock and 37,500 warrants to purchase one share of common stock each, for net cash proceeds of $75,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance.

On August 7, 2014, the Company received subscriptions to acquire 66,668 shares of common stock and 25,000 warrants to purchase one share of common stock each, for net cash proceeds of $50,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance.

On July 29, 2014 the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company will issue 42,300 shares of its common stock to the individual. The shares of common stock had a fair value of $33,840 based on the market price on the date of grant and have been recorded as deferred financing costs. The Company has not made any borrowings on this Line of Credit.

The Individual and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Individual withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company will record liabilities on both obligations.

The Company will enter into the Convertible Notes with the third parties in the amount borrowed. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The warrants have an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years.

On July 30, 2014, the Company entered into an agreement with BFS Financial, Inc. (“BFS”) and issued 50,000 shares of the Company’s common stock. The agreement calls for BFS to assist the Company in raising capital. BFS is entitled to a 12% fee for all proceeds received by the Company from investors introduced to the Company by BFS for up to one year. The Company is also obligated to issue BFS an additional 50,000 shares of common stock upon receiving the first $100,000 in proceeds. The Company valued the shares issued at $102,500 based on the market price on the date of grant .

On July 31, 2014, the Company issued 3,200,000 shares of the Company’s common stock to the Company’s CEO is settlement of the stock payable owed to the CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Spotlight Innovation, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. On August 6, 2008, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to American Exploration Corporation, and on December 16, 2013 we acquired Spotlight Innovations, LLC, a privately held Iowa limited liability company, through a reverse acquisition, which we refer to as Spotlight. As described below, pursuant to the acquisition, the members of Spotlight gained control of approximately 97% of the voting securities of our company. Since the transaction resulted in a change of control, Spotlight is the acquirer for accounting purposes. In connections with the merger, which we refer to as the Spotlight merger, Spotlight became our wholly-owned subsidiary and we changed our name to Spotlight Innovation, Inc.

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

Recent Developments

On June 4, 2014, the Company, through its wholly-owned subsidiary, Celtic Biotech Iowa, Inc. (“Celtic Iowa”), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company (CBL). Celtic Iowa issued 474,419 shares of its Preferred B Stock, par value of $5.00 per share. In exchange, the Company received shares equal to 95% of the total outstanding shares of CBL.

The Company’s goal is to provide for continued development and eventual marketing of the intellectual property of CBL. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy.

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

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During the six months ended June 30, 2014, the Company acquired IPR&D assets in its acquisition of CBL.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis. The cost of acquisition includes any costs directly attributable to the acquired inventory. Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale. Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required. As of June 30, 2014, the Company’s inventory consisted of raw material in the form of snake venom and finished drug products.

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of June 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

Deferred Financing Costs

We have incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related convertible debt.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

Net Sales. For the three months ended June 30, 2014 and 2013, sales were $-0-. The Company has not yet generated any revenues from its operations.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $252,565 for the three months ended June 30, 2014 from $90,019 for the three months ended June 30, 2013. The increase was mainly due to the increase in salaries and addition of increased staffing.

Other Expense. For the three months ended June 30, 2014, other expense was $895,511, compared to $8,157 for the three months ended June 30, 2013. The increase in other expense was primarily due to the increased interest expense caused by amortization of the beneficial conversion feature and debt discount related to warrants attached to convertible debt and the recognition of interest for funds borrowed on the Line of Credit.

Net Loss. The Company’s net loss was $1,148,076 and $98,176 for the three months ended June 30, 2014 and 2013, respectively. The increase was due to increased expenses related to transitioning into the healthcare field.

Comparison of the Six Months Ended June 30, 2014 with the Six Months Ended June 30, 2013

Net Sales. For the three months ended June 30, 2014 and 2013, sales were $-0-. The Company has not yet generated any revenues from its operations.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $346,409 for the six months ended June 30, 2014 from $157,894 for the six months ended June 30, 2013. The increase was mainly due to the increase in salaries and addition of increased staffing.

Other Expense. For the six months ended June 30, 2014, other expense was $914,549, compared to $16,313 for the six months ended June 30, 2013. The increase in other expense was primarily due to the increased interest expense caused by amortization of the beneficial conversion feature and debt discount related to warrants attached to convertible debt and the recognition of interest for funds borrowed on the Line of Credit.

Net Loss. The Company’s net loss was $1,260,958 and $174,207 for the six months ended June 30, 2014 and 2013, respectively. The increase was due to increased expenses related to transitioning into the healthcare field.

Liquidity and Capital Resources:

The Company had $9,849 in cash and equivalents as of June 30, 2014. The Company has negative working capital of $6.5 million and a total stockholders’ deficit of $8.2 million as of June 30, 2014. For the year ended December 31, 2013, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. We expect to require up to $1,440,000 in expenses over the next 12 months. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

On April 4, 2014, the Company entered into a line of credit (the “Line of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Line of Credit provides that the Company can indirectly borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Line of Credit a third party (the “Cosigner”) cosigned the Line of Credit, and pledged certain collateral. In exchange for this pledge the Company issued the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one year anniversary of the Line of Credit, provided that the Line of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded as interest expense.

On April 4, 2014, the Cosigner and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of June 30, 2014, the Company had borrowed $436,205 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $436,205. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $197,015.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The Company was obligated to issue 435,000 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the black-scholes model at $239,190, which was recorded as a debt discount to the Convertible Notes. As of June 30, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

As part of the Convertible Notes agreement, the Company has agreed to reserve cash funds, in the amount of expected interest payments of $53,410. These funds are currently classified in restricted cash.

On April 8, 2014 the Company paid $116,362 in full settlement of the loan and accrued interest held by The Danley Group. No gain or loss was recorded.

On June 4, 2014, the Company entered into a series of agreements related to an equity arrangement for the sole purpose of funding acquisitions. The agreements require the Company to issue 1,051,200 Convertible Series A Preferred Stock in exchange for $41,418,000 to nine investors, through a private placement of 900 Units (the “Securities”) consisting of 1,168 Convertible Series A Preferred Stock (convertible into common shares of the Company) and warrants to purchase 413,964,900 common shares of the Company. The warrants have exercise prices from $0.25 to $0.7035 per share and terms of four to six years. The Company can receive up to $165,681,009 if all the warrants are exercised. The Convertible Series A Preferred Stock may convert into common shares of the Company at a rate of 1 share of Series A Preferred stock for 100 shares of common stock and must be converted within three years.

Under the terms of the Unit Subscription Agreement (USA), the Investors' cash of $41,418,000 ($46,020 per Unit sold) has been deposited in a restricted account with an Intermediary, whereby an Account Management Agreement (AMA) between the Investors, the Company, and the Intermediary governs the release of funds to the Company from the restricted account. The Company has placed with the Intermediary, the Securities to be released to the investors at the same time and ratio as the funds are released to the Company. The Company will record the fair value of the Securities as they are issued to the investors by the Intermediary.

The restricted cash will be released to the Company with the approval of the Investors. A request first must be made to the Investors' representative along with a Use of Proceeds (UOP) and, after review and approval by Investors' representative, will the funds be released. There are 36 planned periodic installments pursuant to the Account Management Agreement (AMA) schedule, which have already been approved by the Company and the Investors.

The release of funds is based upon trading volumes at or above a minimum bid price which will cause a release of a percentage of each periodic “Breakout” funds to the Company. There are provisions within the agreement which address release of funds to the Company in the event that

1.) trading volume is below the minimums, and

2.) average bid prices are above or below the minimums.

On July 29, 2014 the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company will issue 42,300 shares of its common stock to the individual. The shares of common stock had a fair value of $33,840 based on the market price on the date of grant and have been recorded as deferred financing costs. The Company has not made any borrowings on this Line of Credit.

The Individual and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Individual withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company will record liabilities on both obligations.

The Company will enter into the Convertible Notes with the third parties in the amount borrowed. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The warrants have an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years.

Principal Cash Flows for the Six months ended June 30, 2014 and 2013

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $322,629 compared to $88,670 during the six months ended June 30, 2014 and 2013, respectively. The increase in cash used was primarily attributable to the commencement of operations during the six months ended June 30, 2014.

Cash Flows from Investing Activities. The Company had net cash used in investing activities of $50,329 and 36,804 during the six months ended June 30, 2014 and 2013, respectively. The increase in cash used is primarily related to the increase in cash restricted related to the Convertible Notes interest reserve.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $363,705 and $134,134 for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided was primarily related to proceeds from borrowings on our convertible debts.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10 “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 “Development Stage Entities”, from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 “Risks and Uncertainties” is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to early adopt this pronouncement in the second quarter of 2014. As a result, cumulative information in the Company’s statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Our management has identified a material weaknesses in our internal control related to the lack of sufficient personnel and processes to adequately and timely record certain complex financial and financing transactions. Management has identified and implemented certain re-mediatory procedures, including a more rigorous and timely review of complex agreements prior to their execution, that is intended to reasonably assure management that its disclosure controls and procedures are effective and the hiring of finance personnel. Remediation efforts will continue through the next several financial close cycles until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

_______________
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

SPOTLIGHT INNOVATION INC.

Dated: August 19, 2014	By:	/s/ Cris Grunewald
Cris Grunewald,
President/Chief Executive Officer, Director

Dated: August 19, 2014	By:	/s/ David Hostelley
David Hostelley
Chief Financial Officer,