Form 10-Q
period 2014-09-30
Spotlight Innovation, Inc.
filed 2014-11-19
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2014 the Company had outstanding 13,047,951 shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Spotlight Innovation, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$41,467	$19,102
Restricted cash	179,035	126,750
Inventory	145,375	-
Total current assets	365,877	145,852

Property, plant and equipment, net	8,700	-
In process research and development	1,476,956	-
Deposits	-	12,250
Total assets	$1,851,533	$158,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$270,588	$172,600
Accrued expenses	315,296	229,512
Related party payable	64,264	-
Stock payable	-	4,720,105
Warrants payable	265,495	-
Notes payable	356,131	356,131
Line of credit	501,969	-
Short term debt - related party	237,892	-
Convertible debentures, net of debt discounts of $108,427 and $32,000, respectively	433,542	218,598
Total liabilities	2,445,177	5,696,946

Commitments and contingencies

STOCKHOLDERS DEFICIT:

Series A preferred stock, $5.00 par value, 1,500,000 shares authorized 0 shares issued and outstanding	-	-
Series C preferred stock, $5.00 par value, 500,000 shares authorized 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 3,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock par value $0.001: 4,000,000,000 shares authorized; 12,990,107 and 7,745,458 shares issued and outstanding, respectively	12,990	7,745
Additional paid-in capital	7,186,652	1,431,902
Accumulated deficit	(9,006,062)	(6,978,491)
Non-controlling interest	1,212,776	-
Total stockholders' deficit	(593,644)	(5,538,844)

Total liabilities and stockholders' deficit	$1,851,533	$158,102

See accompanying notes to the unaudited consolidated financial statements.

Spotlight Innovation, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	405,202	58,608	751,611	216,502

Total operating expenses	405,202	58,608	751,611	216,502

LOSS FROM OPERATIONS	(405,202)	(58,608)	(751,611)	(216,502)

OTHER EXPENSE:
Interest expense	361,411	7,502	1,275,960	23,815

Total other expense	361,411	7,502	1,275,960	23,815

Net loss before non-controlling interest	(766,613)	(66,110)	(2,027,571)	(240,317)
Net loss attributable to non-controlling interest holder	-	-	-	-

Net loss attributable to Spotlight Innovations, Inc. stockholders	$(766,613)	$(66,110)	$(2,027,571)	$(240,317)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED	(0.07)	$(0.01)	(0.21)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
- BASIC AND DILUTED	11,502,376	6,827,978	9,932,639	6,827,978

See accompanying notes to the unaudited consolidated financial statements.

Spotlight Innovation Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,027,571)	$(240,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	816
Amortization of debt discount	425,542	20,833
Amortization of deferred financing costs	771,685	-
Common shares issued for modification of convertible debt	80,000	-
Shares issued for services	102,500	-
Changes in operating assets and liabilities:
Deposits	12,250	-
Accounts payable	(81,115)	45,788
Related party payable	60,704	56,415
Accrued expenses	96,870	-
NET CASH USED IN OPERATING ACTIVITIES	(558,835)	(116,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit made for acquisition	-	(60,025)
Acquisition of Celtic Biotech LTD	2,955	-
Purchase of fixed assets	-	(1,398)
Restricted cash on convertible debentures	(52,285)	-
NET CASH USED IN INVESTING ACTIVITIES	(49,330)	(61,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(102,500)	-
Proceeds from borrowings on short term debt	2,500	-
Proceeds from related party advances	3,560
Proceeds from borrowings on convertible debentures	501,970	-
Proceeds from sale of common shares and warrants	225,000	175,060
NET CASH PROVIDED BY FINANCING ACTIVITIES	630,530	175,060

NET CHANGE IN CASH	22,365	(2,828)

Cash at beginning of period	19,102	5,505
Cash at end of period	$41,467	$2,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$21,362	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common shares issued for convertible debentures	$118,113	$-
Common shares issued for deferred financing costs	$771,685	$-
Common shares issued for settlement of stock payable	$4,728,190	$-
Debt discount - fair value of warrants issued with convertible debentures	$265,495	$-
Beneficial conversion feature discount on convertible debentures	$236,475	$-

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION, INC.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s wholly owned subsidiary Celtic Iowa. During the nine months ended September 30, 2014, Celtic Iowa acquired 95% of the outstanding shares of CBL. Accordingly, the Company has consolidated CBL and its wholly-owned subsidiary Celtic Biotech, Inc. All significant intercompany accounts and transactions have been eliminated.

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

For the nine months ended September 30, 2014 and 2013, the dilutive effect of notes payable convertible into 250,985 and 0 shares, 5,200 and 0 options and 1,559,936 and 455,107 warrants, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $41,467 and $19,102 cash equivalents at September 30, 2014 and December 31, 2013, respectively.

The Company maintains cash in escrow accounts which are restricted from immediate and general use by the Company. $53,410 of the funds are restricted as part of the Company’s convertible notes payable (see Note 7). The remaining restricted cash amount of $125,625 is restricted subject to the Company issuing shares of its common stock to an investor.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). For the nine months ended September 30, 2014, the Company had $0 cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the nine months ended September 30, 2014 and 2013, the Company maintained cash accounts in Canadian and U.S. dollars as well as European Union euros, and incurred certain expenses denominated in Canadian dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions were immaterial.

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During the nine months ended September 30, 2014, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets were $1,476,956.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis. The cost of acquisition includes any costs directly attributable to the acquired inventory. Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale. Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required. As of September 30, 2014, the Company’s inventory consisted of raw material in the form of snake venom with a fair value of $20,375 and finished drug products with a fair value of $125,000.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of September 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014, the Company has accumulated net losses of $9,006,062 and has a working capital deficit of $2,079,300. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

As there is no existing market for the preferred shares of Celtic Iowa, the Company used the fair value of the acquired net assets of CBL to determine the purchase price. The following table summarizes the allocation of the purchase price to the net assets acquired:

Fair value at June 4, 2014
Cash	$1,956
Accounts receivable – related party	999
Inventory	145,375
Property, plant and equipment	9,000
IPR&D	1,476,956
Total assets acquired	1,634,636

Accounts payable and accrued liabilities	(183,968)
Short-term debt – related party	(237,892)
Total liabilities assumed	(421,860)
Final purchase price	$1,212,776

The Company recorded the 5% non-controlling interest in CBL at a fair value of $60,639. The preferred shares issued are convertible into common shares of Celtic Iowa on a one for one basis and are redeemable at the Company’s option in five years at the stated par value of $5 per share. The preferred shares have preferential rights to the net assets of Celtic Iowa in the case of liquidation up to the par value of the stock. While the Company maintains voting control through the common stock of Celtic Iowa and controls management decisions of Celtic Iowa, the Company’s rights to the net assets are subordinated to the preferred stock until the net assets of the Company exceeds $2,372,095. As a result, the Company has recorded non-controlling interest in Celtic Iowa of $1,212,776, which is the value attributed to the Preferred B stock issued by Celtic Iowa net of the non-controlling interest in CBL. The Preferred Stock of Celtic Iowa is eliminated in consolidation.

CBL has had immaterial activity during the nine months ended September 30, 2014. Accordingly the Company has not presented Pro forma information for the acquisition as the impact to the Company’s operations was deemed immaterial.

NOTE 5. DEPOSITS

During the year ended December 31, 2013, the Company made deposits of $12,250 on a letter of intent to acquire 90% of CBL. During the nine months ended September 30, 2014, the Company made additional deposits on the acquisition of $26,265. The Company recorded $12,250 as an investment in Celtic Iowa, which has been eliminated in the consolidated financial statements and the remaining balance was recorded as expense as of the date of the share exchange agreement on June 4, 2014.

NOTE 6. NOTES PAYABLE

During the nine months ended September 30, 2014, the Company received advances from a third party in the amount of $2,500. These advances are due on demand and do not bear interest. The advances were repaid to the shareholder in the three months ending September 30, 2014.

During the nine months ended September 30, 2014, the Company received advances from a related party in the amount of $3,560. These advances are due on demand and do not bear interest.

As of September 30, 2014 and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 7. CONVERTIBLE DEBENTURES

Convertible Debenture Assumed in Merger

On December 16, 2013, the Company assumed the liabilities of American Exploration which included a convertible debenture (the “Debenture”) in the amount of CDN $115,098 (USD $110,598). The Debenture is due on demand and accrued interest at 5% per annum. The Debenture included a conversion feature that allowed the holder to convert the Debenture into common stock of the Company at the greater of (i) 50% of the market price on the date of conversion or (ii) $0.001.

On January 30, 2014, the holders of the Debenture converted the full balance into shares of the Company’s common stock. As a result the Company issued 1,105,970 shares of common stock in full settlement of the principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company recorded $365 in interest expense during the nine months ended September 30, 2014 related to the Debenture.

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

During the nine months ended September 30, 2014 and 2013, the Company recorded interest expense related to the debt discount of $0 and $20,833, respectively. The Company also recorded $11,000 and $2,982 in interest expense for the nine months ended September 30, 2014 and 2013, respectively.

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

In connection with the Note, the convertible debenture was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Note. The Company recorded interest expense of $24,000 related to the amortization of the debt discounts for the nine months ended September 30, 2014. The Company also recorded $3,000 in interest expense for the nine months ended September 30, 2014.

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

On July 29, 2014, the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the individual. The shares of common stock had a fair value of $86,673 based on the market price on the date of grant and have been recorded as deferred financing costs. The Company has not made any borrowings on this Line of Credit

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of September 30, 2014, the Company had borrowed $501,969 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $501,969. The Convertible Notes accrue interest at 20.5% per annum and mature in nine months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $236,475.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The Company was obligated to issue 500,765 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $265,495, which was recorded as a debt discount to the Convertible Notes. As of September 30, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

As part of the Convertible Notes agreement, the Company has agreed to reserve cash funds, in the amount of expected interest payments of $53,410. These funds are currently classified in restricted cash.

The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Convertible Notes. The Company recorded interest expense of $395,701 related to the amortization of the debt discounts for the nine months ended September 30, 2014. The Company also recorded $32,984 in interest expense for the nine months ended September 30, 2014.

NOTE 8. EQUITY

The Company has authorized the issuance of 1,500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 3,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

Stock Subscriptions

During the nine months ended September 30, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 300,006 shares of common stock and 112,500 warrants to purchase one share of common stock each, for net cash proceeds of $225,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance.

On July 29, 2014, the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the individual. The shares of common stock had a fair value of $86,715 based on the market price on the date of grant and have been recorded as financing costs. The Company has not made any borrowings on this Line of Credit.

Other Stock Issuances

During the nine months ended September 30, 2014, the Company issued 1,105,970 shares of common stock in full settlement of the Debenture’s principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

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

On July 30, 2014, the Company entered into an agreement with BFS Financial, Inc. (“BFS”) and issued 50,000 shares of the Company’s common stock. The agreement calls for BFS to assist the Company in raising capital. BFS is entitled to a 12% fee for all proceeds received by the Company from investors introduced to the Company by BFS for up to one year. The Company is also obligated to issue BFS an additional 50,000 shares of common stock upon receiving the first $100,000 in proceeds. The Company valued the shares issued at $102,500 based on the market price on the date of grant.

On July 31, 2014, the Company issued 3,200,000 shares of the Company’s common stock to the Company’s CEO in settlement of the stock payable owed to the CEO.

On September 30, 2014, the Company issued 296,373 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed.

OPTIONS

Upon the acquisition of American Exploration, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

The Company, as part of the Merger, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration.

A summary of the stock option activity for the nine months ended September 30, 2014 and the year ended December 31, 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	-	-	-
Granted	5,200	$359.04	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	5,200	$359.04	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2014	5,200	$359.04	$-
Exercisable September 30, 2014	5,200	$359.04	$-

The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2014 and December 31, 2013 is 5.46 and 6.21 years, respectively.

WARRANTS

During the nine months ended September 30, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 300,006 shares of common stock and 112,500 warrants to purchase one share of common stock each, for net cash proceeds of $225,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance. The relative fair value of the warrants based on the Black-Scholes model was $109,814.

A summary of the warrant activity for the nine months ended September 30, 2014 and December 31, 2013 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value

December 31, 2012	-	$-	$-
Granted	1,381,671	$1.41	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2013	1,381,671	$1.41	-
Granted	112,500	$1.25	$67,500
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2014	1,494,171	$1.40	$668,886
Exercisable September 30, 2014	1,494,171	$1.40	$668,886

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of September 30, 2014 is 2.31 years.

As of September 30, 2014, the Company was obligated to issue 500,765 warrants in conjunction with the issuance of the Convertible Notes. The warrants have an exercise price of the lower of i) 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $265,495. However, as of September 30, 2014, the Company has not issued these warrants and has recorded them as a warrant payable.

NOTE 9. PRIVATE PLACEMENT

On June 4, 2014, the Company entered into a series of agreements related to an equity arrangement for the sole purpose of funding acquisitions. The agreements require the Company to issue 1,051,200 Convertible Series A Preferred Stock in exchange for $41,418,000 to nine investors, through a private placement of 900 Units (the “Securities”) consisting of 1,168 Convertible Series A Preferred Stock (convertible into common shares of the Company) and warrants to purchase 413,964,900 common shares of the Company. The warrants have exercise prices from $0.25 to $0.7035 per share and terms of four to nine years. The Company can receive up to $165,681,009 if all the warrants are exercised. The Convertible Series A Preferred Stock may convert into common shares of the Company at a rate of 1 share of Series A Preferred stock for 100 shares of common stock and must be converted within three years.

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

The Company incurred $60,704 in expenses from a related party for consulting services. This amount remains payable at September 30, 2014.

During the nine months ended September 30, 2014, the Company received advances from a related party in the amount of $3,560. These advances are due on demand and do not bear interest.

11. SUBSEQUENT EVENTS

On October 24, 2014, the Company issued 4,242 shares of common stock to a third-party in settlement of the stock payable owed to the third-party for services performed.

On October 27, 2014, the Company issued 1,818 shares of common stock to a third-party in settlement of the stock payable owed to the third-party for services performed.

On November 3, 2014, the Company received subscriptions to acquire 33,334 shares of common stock and 12,500 warrants to purchase one share of common stock each, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share, and expire 3 years of the date of issuance.

On November 4, 2014, the Company issued 18,450 shares of restricted common stock as part of a consulting agreement with an outside third party.

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

Previously, we were engaged in the business of providing professional engineering consulting services to the oil and gas industry, including clients such as petroleum and natural gas companies, oil field service companies, utilities and manufacturing companies with petroleum and/or natural gas interests and government agencies. Upon the closing of the Merger (as defined below) we are now focused on identifying, validating and partnering with healthcare focused companies, with the purpose of commercializing intellectual property.

Merger

Effective December 16, 2013, we merged (the “Merger”) with Spotlight Innovation LLC, an Iowa limited liability company, with the Company as the surviving entity. In connection with the Merger, the Company: (i) issued an aggregate of 7,500,000 fully paid and non-assessable shares of Company restricted common stock (the “Shares”) on a post reverse stock split basis; (ii) Steven Harding and Brian Manko resigned as officers and directors of the Company; (iii) the Company amended its Amended Articles of Incorporation as follows: (a) amended Article 1 in order to change the name of the Company to Spotlight Innovation Inc., and (b) amended Article 3 in order to increase the number of shares of stock as follows: Four Billion (4,000,000,000), par value $0.001 per share, all of which will be designated “Common Stock,” and Five Million (5,000,000), par value $0.001 shares of preferred stock, 4,000,000 of which are designated as blank check preferred stock, 500,000 shares of Preferred Stock of the Company designated as “Series A Preferred Stock,” and 500,000 shares of Preferred Stock of the Company designated as “Series C Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto; (iv) appointed Cristopher Grunewald as a member of the Board of Directors and as the President of the Company; (v) amended the articles of incorporation of the Company to change the name of the Company from American Exploration Corporation to Spotlight Innovation, Inc.; and (vi) a reverse stock split of one for five hundred (1:500) of the shares of common stock of the Company.

BUSINESS

We provide solutions for healthcare-focused companies commercializing healthcare intellectual property throughout the world. We focus on identifying, validating and acquiring/cooperating with early stage companies developing healthcare technologies including pharmaceuticals, devices and equipment, diagnostic products and healthcare IT. We place a premium on identifying and targeting disruptive healthcare IP — intellectual property technology with the potential to transform by changing core value propositions and competition in the healthcare industry, and generating the greatest positive impact on the health and well-being of as many people as possible.

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

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During the nine months ended September 30, 2014, the Company acquired IPR&D assets in its acquisition of CBL.

Inventories

Inventories are valued at the cost of acquisition, cost of production, and (or) deemed market value and are subsequently subject to lower of cost or market accounting on a nonrecurring basis. The cost of acquisition includes any costs directly attributable to the acquired inventory. Costs of physical production includes an allocation of raw materials, labor, and overhead allocated based on the estimated hours required to produce finished goods available for sale. Periodically management reviews the existing finished inventory and determines if any impairment (write down) is required. As of September 30, 2014, the Company’s inventory consisted of raw material in the form of snake venom and finished drug products.

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. As of September 30, 2014 and December 31, 2013, no impairment to the Company’s long-lived assets has been identified.

Deferred Financing Costs

We have incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related convertible debt.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

Net Sales. For the three months ended September 30, 2014 and 2013, sales were $-0-. The Company has not yet generated any revenues from its operations.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $405,202 for the three months ended September 30, 2014 from $58,608 for the three months ended September 30, 2013. The increase was mainly due to the increase in salaries and addition of increased staffing.

Other Expense. For the three months ended September 30, 2014, other expense was $361,411, compared to $7,502 for the three months ended September 30, 2013. The increase in other expense was primarily due to the increased interest expense caused by amortization of the beneficial conversion feature and debt discount related to warrants attached to convertible debentures and the recognition of interest for funds borrowed on the Line of Credit.

Net Loss. The Company’s net loss was $766,613 and $66,110 for the three months ended September 30, 2014 and 2013, respectively. The increase was due to increased expenses related to us entering into the healthcare field and started to incur operating costs.

Comparison of the Nine Months Ended September 30, 2014 with the Nine Months Ended September 30, 2013

Net Sales. For the three months ended September 30, 2014 and 2013, sales were $-0-. The Company has not yet generated any revenues from its operations.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $751,611 for the nine months ended September 30, 2014 from $216,502 for the nine months ended September 30, 2013. The increase was mainly due to the increase in salaries and addition of increased staffing.

Other Expense. For the nine months ended September 30, 2014, other expense was $1,275,960, compared to $23,815 for the nine months ended September 30, 2013. The increase in other expense was primarily due to the increased interest expense caused by amortization of the beneficial conversion feature and debt discount related to warrants attached to convertible debentures and the recognition of interest for funds borrowed on the Line of Credit.

Net Loss. The Company’s net loss was $2,027,571 and $240,317 for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to increased expenses related to us entering into the healthcare field and started to incur operating costs.

Liquidity and Capital Resources:

The Company had $41,467 in cash and equivalents as of September 30, 2014. The Company has negative working capital of $2.1 million and a total stockholders’ deficit of $593,644 as of September 30, 2014. For the year ended December 31, 2013, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. We expect to require up to $1,440,000 in expenses over the next 12 months. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of September 30, 2014, the Company had borrowed $501,969 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $501,969. The Convertible Notes accrue interest at 20.5% per annum and mature in nine months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $236,475.

The Convertible Notes also contained attached warrants which allows the holders to purchase one share of common stock of the Company for each warrant exercised. The Company was obligated to issue 500,765 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $265,495, which was recorded as a debt discount to the Convertible Notes. As of September 30, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

As part of the Convertible Notes agreement, the Company has agreed to reserve cash funds, in the amount of expected interest payments of $53,410. These funds are currently classified in restricted cash.

On April 8, 2014, the Company paid $116,362 in full settlement of the loan and accrued interest held by The Danley Group. No gain or loss was recorded.

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

On July 29, 2014, the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the individual. The shares of common stock had a fair value of $86,673 based on the market price on the date of grant and have been recorded as deferred financing costs. The Company has not made any borrowings on this Line of Credit.

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

Principal Cash Flows for the Nine months ended September 30, 2014 and 2013

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $558,835 compared to $116,465 during the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used was primarily attributable to the commencement of operations during the nine months ended September 30, 2014.

Cash Flows from Investing Activities. The Company had net cash used in investing activities of $49,330 and $61,423 during the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash used is primarily related to the deposit paid for the acquisitions which the Company made in 2013 but not recurring in 2014.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $630,530 and $175,060 for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided was primarily related to proceeds from borrowings on our convertible debentures and sale of common shares.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

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

SPOTLIGHT INNOVATION, INC.

Dated: November 19, 2014	By:	/s/ Cris Grunewald
Cris Grunewald,
President/Chief Executive Officer, Director

Dated: November 19, 2014	By:	/s/ David Hostelley
David Hostelley
Chief Financial Officer,

