Form 10-K
period 2014-12-31
Spotlight Innovation, Inc.
filed 2015-04-15
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter was $3,140,750.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 8, 2015, there were 13,094,618 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☐

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

AVAILABLE INFORMATION

Spotlight Innovation, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. For additional information on Spotlight Innovation, Inc. you can visit: www.spotlightinnovation.com.

PART I

ITEM 1. BUSINESS

Background

Spotlight Innovation Inc. (hereinafter “We” or the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2006 under the name of Minhas Energy Consultants, Inc. On August 6, 2008, we merged with our subsidiary, American Exploration Corporation, and amended our Articles of Incorporation to change our name to American Exploration Corporation, and on December 16, 2013 we acquired through a reverse acquisition, Spotlight Innovation, LLC, a privately held Iowa limited liability company, which we refer to as Spotlight. As described below, pursuant to the acquisition, the members of Spotlight gained control of approximately 97% of the voting securities of our Company. In connection with the merger, which we refer to as the Spotlight merger, we changed our name to Spotlight Innovation, Inc.

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

Merger

On December 16, 2013, we merged (the “Merger”) with Spotlight, and the Company was the surviving entity. In connection with the Merger the Company: (i) issued an aggregate of 7,500,000 fully paid and non-assessable shares of the Company’s restricted common stock (the “Shares”) on a post Reverse Split basis; (ii) Steven Harding and Brian Manko resigned as officers and directors of the Company; (iii) the Company amended its Amended Articles of Incorporation as follows: (a) amended Article 1 in order to change the name of the Company to Spotlight Innovation Inc., and (b) amended Article 3 in order to increase the number of shares of stock as follows: Four Billion (4,000,000,000), par value $0.001 per share, all of which will be designated “Common Stock,” and Five Million (5,000,000), par value $0.001 shares of preferred stock, 4,000,000 of which are designated as blank check preferred stock, 500,000 shares of Preferred Stock of the Company designated as “Series A Preferred Stock,” and 500,000 shares of Preferred Stock of the Company designated as “Series C Preferred Stock” both with the designations, rights and preferences as set forth on the Certificate of Designation of such Series attached hereto; (iv) appointed Cristopher Grunewald as a member of the Board of Directors and as the President of the Company; (v) amended the articles of incorporation of the Company to change the name of the Company from American Exploration Corporation to Spotlight Innovation Inc.; and (vi) conducted a reverse stock split of one for five hundred (1:500) of the shares of common stock of the Company.

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

Celtic

On June 4, 2014 Celtic Biotech Iowa, Inc. (hereinafter “Celtic Iowa,” a subsidiary of the Company) entered into a Share Exchange Agreement (the “Agreement”) with Celtic Biotech Limited (hereinafter “Celtic Limited”). The material terms of the Agreement are as follows:

•

Celtic Iowa issued Celtic Limited 474,419 shares of its Series B Preferred Stock (nonvoting, redeemable at $5.00 per share, convertible into shares of common stock of Celtic Iowa under certain liquidation events).

•	Terminated the License Agreement dated March 10, 2014 between Celtic Iowa and Celtic Limited, and terminated the 115,839 shares of Celtic Iowa Class B Preferred Shares originally issued thereunder.
•	Celtic Limited will be a subsidiary of Celtic Iowa.
•	Cristopher Grunewald (President) was named to the Board of Directors of Celtic Limited.
•	Paul Reid (Executive of Celtic Limited) was named to the Board of Directors of Celtic Iowa.
•	The Common Stock Exchange Agreement between Spotlight Innovation, Inc. and Celtic Biotech Iowa, Inc. dated March 4, 2014 was terminated.

Celtic Limited develops novel therapeutic products for the treatment of solid cancers and pain in humans. Derived from naturally specialized receptor-binding proteins, these products have the potential to reduce treatment costs, increase survivability, and improve the quality of life for cancer patients. Celtic Limited’s products—CB24 (Crotoxin), Cardiotoxin and VRCTC-310— have been shown to possess several desirable properties as therapeutics. Substantive cost competitive advantages include: the products are relatively easy to manufacture; are stable; and are monotherapies that do not need to be used in conjunction with other drugs for efficacy.

In December of 2014, the United States Patent and Trademark Office issued patent number 8,921,305 to Celtic Iowa entitled “Crotoxin Administration for Cancer Treatment and Pain Relief.” The patent protects methods of treating cancer in patients through the administration of Crotoxin, well as methods of treating pain through the administration of Crotoxin, including pain associated with cancer, arthritis, and multiple sclerosis. The current term of the patent is through November of 2029.

EMPLOYEES

We employ one person on a full-time basis and one on a part-time basis. Cristopher Grunewald is our President/Chief Executive Officer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

We have limited operating history that an investor can use to evaluate the Company, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small startup company.

We have no significant assets, limited financial resources and no revenue to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

Our revenue and income potential is uncertain. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage. Some of these risks and uncertainties include our ability to:

•	execute our business plan and commercialization strategy, including developing relationships;
•	create brand recognition;
•	respond effectively to competition;
•	manage growth in operations;
•	respond to changes in applicable government regulations and legislation;
•	access additional capital when required;
•	attract and retain key personnel.

The Company has a history of operating losses.

The Company has incurred losses since its inception. Its ability to operate profitably in the future is dependent upon its ability to identify, finance, and manage opportunities in an economically successful manner. We expect the Company to incur additional operating losses in the future. No assurance can be given that the Company will be able to generate revenues or operate profitably in the future.

Finding suitable healthcare opportunities may be difficult for us.

While our Officers and Directors believe they have the abilities and experience to locate suitable healthcare companies, they may not be able to do so or the companies they identify could only have limited success. Our business model will not succeed if the companies we acquire do not perform as anticipated. The value will be significantly reduced and negatively affect our results of operations and the price of our common stock. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

Companies in which we acquire may underperform or may fail.

The companies that we partner with may not always perform as planned and could fail. This may happen for a variety of reasons many of which are not under our ability to predict or control. Some of the risks include:

• portfolio companies may have limited financial resources and may be unable to meet their obligations with their debt instruments, which may be accompanied by a deterioration in the value of any collateral and a reduction in the value of the equity components of our investments;

• portfolio companies may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

• portfolio companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

• portfolio companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

• portfolio companies generally have less publicly available information about their businesses, operations and financial condition; we are required to rely on our ability to obtain adequate information to evaluate the potential returns from investing in these companies; if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment in a portfolio company;

In addition, in the course of providing significant managerial assistance to our portfolio companies, we may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, the Directors (or other officers, managers or affiliates of the Company) may be named as defendants in such litigation, which could result in an expenditure of Company funds (through our indemnification of such individuals) and the diversion of management time and resources. These portfolio risks may limit some, most or all of the income of the Company. Thus the Company may not perform as planned and may have a material adverse effect on your ability to receive distributions as a Member.

The portfolio allocation may not be effective.

The portfolio is currently unknown and would be determined by future events and by the Directors’ investment management process. We intend to structure the portfolio with regards to: risk, style, quality, safety, tax, social responsibility, industry / sector concentration, turnover, and many other situations. Because of unforeseen and uncontrollable factors such as competitive, peer, industry, legal, fiduciary, compliance, and private placement constraints, we may not be able to decide the proper mix and weightings to use in the construction of the optimal portfolio. Thus the Company may not perform as planned and may have a material adverse effect on the business of the Company.

Global economic conditions may hurt results.

The economic conditions of the US and the world economies may deteriorate and hinder Company performance. The US and many parts of the world are in a serious recession. Unemployment rates are near historical post-World War II highs. Thus the Company may not perform as planned. Economic conditions may have a material adverse effect on your ability to receive distributions as a Member.

There may be political risk.

Political risk is the possibility that instability or unrest in one or more regions of the world will affect investment markets. Terrorist attacks, tsunami, war, and pandemics are just examples of events, whether actual or anticipated, that impact investor attitudes toward the market in general and result in system-wide fluctuations in stock prices. Some events, such as the September 11, 2001, attacks on the World Trade Center and the Pentagon, can lead to wide-scale disruptions of financial markets, further exposing investments to risks and directly affect the Company's financial condition, management, or capital structure, and, depending on the investment, can involve international factors as well. If the Company invests overseas, then problems there may undermine those markets, or a new government in a particular country may restrict investment by non-citizens or nationalize businesses. Thus the Company may not perform as planned and may have a material adverse effect on your ability to receive distributions as a Member.

Our Portfolio Companies are not expected to produce revenues in the short term which will require us to raise capital

In order to expand our portfolio it will be necessary for us to make capital expenditures to fund the capital needs of such portfolio companies. As our portfolio companies are not expected to provide cash flow from operations for the foreseeable future, we will have substantial cash requirements to fund the cash flows of the portfolio companies as well as the expenses of the Company. As a result we must rely on cash on hand, and raising new capital to meet our needs. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. The exact amount of capital required is not known, and cannot always be accurately predicted, as many factors are outside of our control, such as: delays, complications, progress of research and development, ability to protect proprietary information. In the event we are not able to raise the required capital or we are not able to liquidate our portfolios companies we will be adversely affected in that we will not be able to support our portfolio companies and their abilities to grow will be adversely affected. Financing may not be available or even if available might be at terms which are detrimental to the Company.

Liquidating positions in portfolio companies may be difficult.

In the event our portfolio companies do not perform as anticipated or we are forced to liquidate our interest due to financial constraints, or there is reduced market interest, we may have to sell our interests at a relative discount to the price we initially paid or at a price below market value.

Our success is dependent on our senior management.

Our success is dependent on our senior management team’s ability to execute our strategy. A loss of one or more of the members of our senior management team without adequate replacement could have a material adverse effect on us.

Portfolio Companies may not perform as expected.

While we strive to not only maintain a controlling equity interest and actively participation in the management of portfolio companies, we may not be able to control the day to day operations and significant business decisions of portfolio companies. Existing management of portfolio companies will remain, and most often be responsible to maintain the day to day operations of the portfolio companies. We are dependent on them to continue to develop the portfolio companies according to the guidelines set by us. In the event management of the portfolio companies does not follow the guidance we set forth, it could prevent us from assisting them, financially or otherwise, or could prevent us from maximizing returns on our interests and cause us to incur losses in such portfolio companies.

Ability to manage growth is crucial to our future.

Our ability to operate successfully in the future depends upon our ability to finance, develop, implement and improve the administration of financial and operating systems and controls, expand our capabilities and manage our relationships with universities. Our failure to manage growth effectively could have a material adverse effect on our business or results of operations.

Failure to protect proprietary rights may adversely affect our business.

Intellectual property constitutes an important part of our business. Although the Company currently believes it has adequate protection of its intellectual property, there is no assurance that such protection will be available or sufficient to preclude competition. We rely on a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements, assignment agreements and non-disclosure agreements, to protect the Company’s proprietary rights, all of which cannot guarantee protection. The inability to protect our proprietary information will reduce the value of the Company’s assets. Any impairment of our Company’s intellectual property could harm our business or ability to compete. Protecting intellectual property rights is costly and time consuming. Although we take efforts to protect our intellectual property, third parties may independently develop intellectual property which is deemed similar to our intellectual property and either infringe upon our rights or we may be forced to cede such rights. As we also license intellectual property it is possible that we could become subject to infringement actions. Any claims against our proprietary property, whether bona fide or not, could subject us to costly litigation. Even though we believe our products do not infringe any third party’s patents, we may have to pay substantial damages, if it is ultimately determined that we have infringed on another parties rights.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, or disputes related to the validity or alleged infringement of third party intellectual property rights, including patent rights, we may in the future be subject to claims, negotiations or litigation. Intellectual property disputes and litigation may be costly and will be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business.

Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, subject us to injunctions restricting our sale of products, or cause severe disruptions to our operations or the marketplaces in which we compete.

 Healthcare is subject to intense Government regulation.

A change in laws or regulations made by the government, a regulatory body or association may increase the costs of operating the Company and reduce the viability of investments and/or alter our long term goals. Failure to comply with applicable requirements of the FDA or comparable regulation in foreign countries can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Manufacturers of pharmaceuticals and medical diagnostic devices and operators of laboratory facilities are subject to strict federal and state regulation regarding validation and the quality of manufacturing and laboratory facilities. Failure to comply with these requirements could result in civil or criminal penalties or enforcement proceedings, including the recall of a product or a “cease distribution” order. The enactment of any additional laws or regulations that affect healthcare insurance policy and reimbursement (including Medicare reimbursement) could negatively affect some of our partner companies. If Medicare or private payers change the rates at which our partner companies or their customers are reimbursed by insurance providers for their products, such changes could adversely impact our partner companies.

Significant environmental, health and safety regulation.

Some of our partner companies may be subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of manufacturing and laboratory employees. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety. Compliance with such regulations could increase operating costs at certain of our partner companies, and the failure to comply could negatively affect the operations and results of some of our partner companies.

EMPLOYEE RISKS

Our ability to attract and retain qualified personnel is crucial to our success.

We depend upon the ability to attract and retain qualified personnel, including trained technical and scientific personnel. Failure to locate and retain the requisite qualified personnel will limit our ability to grow and to launch new products and services.

We depend on key personnel, the loss of which could have a material adverse effect on us.

Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees is fundamental to our performance. The unexpected loss of services of one or more of these individuals could have a material adverse effect on us. We are not protected by key-person or similar life insurance covering our executive officers and directors.

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We may be subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations in the U.S. could have an adverse impact on our results of operations.

The Company’s insurance coverage may not be adequate.

If the Company was held liable for amounts exceeding the limits of its insurance coverage in place at any given time or for claims outside the scope of that coverage, its business, results of operations and financial conditions could be materially and adversely affected.

Assertions by a third party that the Company infringes its intellectual property could result in costly and time-consuming litigation, expensive licenses or the inability to operate as planned.

The healthcare industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. There is a possibility of intellectual property rights claims against the Company. The Company’s technologies may not be able to withstand third-party claims or rights restricting their use. Companies, organizations or individuals, including the Company’s competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with the Company’s ability to provide the Company’s services or develop new products or services, which could make it more difficult for the Company to operate the Company’s business. Any litigation or claims, whether or not valid, could be time-consuming, expensive to litigate or settle and could divert the Company’s managements’ attention and financial resources. If the Company is determined to have infringed upon a third party’s intellectual property rights, the Company may be required to pay substantial damages, stop using technology found to be in violation of a third party’s rights or seek to obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all, and may significantly increase the Company’s operating expenses or may require the Company to restrict the Company’s business activities in one or more respects.

The Company may also be required to develop alternative non-infringing technology that could require significant effort and expense or may not be feasible. In the event of a successful claim of infringement against the Company and the Company’s failure or inability to obtain a license to the infringed technology, the Company’s business and results of operations could be harmed.

Because we are an early stage company, we expect losses in the future because we have no revenue to offset losses.

We are an early stage company. As we have no current revenue, we are expecting losses over the next 12-24 months because we do not yet have any revenue to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenue in the future. We recognize that if we are unable to generate revenue, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenue or ever achieve profitable operations.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay or abandon the implementation of our business strategy.

The Company has limited operations on which to evaluate the Company and its prospects.

The Company has limited operations on which to evaluate the Company and its prospects. We have not generated revenues since inception. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered in this context.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Financial Position

If we are unable to obtain funding, our business operations will be harmed, and if we do obtain financing our then existing shareholders may suffer substantial dilution.

We will require funds to develop our products, bring in partner companies and address all necessary concerns to achieve sales and income. We anticipate that we will require additional capital to fund our operations in 2015. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to develop and market our service and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Risks Related to an Early Stage Company

The loss of the services of our President could adversely affect our business.

Our success is dependent in large part upon the ability to execute our business plan. In particular, due to the relatively early stage of our business, our future success is highly dependent on the services of our President, who provides much of the necessary experience to execute our business plan. The loss of his services for any reason could impede our ability to achieve our objectives, such as the development of our software and related applications.

While no current lawsuits are filed against the Company, the possibility exists that a claim of some kind may be made in the future.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future. We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

Purchasers may have difficulty evaluating the Company’s business because of the absence of an operating history.

The Company has earned no revenue, and therefore has no revenue history on which to evaluate the Company. Potential investors should be aware of the difficulties normally encountered by early stage companies and the high rate of failure of such enterprises. There is no guarantee that we will commence additional business operations or that our business operations will be profitable. For this reason, investors are encouraged to review the Company’s financial information and Prospectus, to have discussions with representatives of the Company and to engage professional advisors to evaluate an investment in the Company.

The Company’s competitors are larger and have greater resources, giving them the ability to utilize commercial practices that may prevent customers from buying the Company’s products and services.

Our business, financial condition, results of operations and prospects for growth will be materially adversely affected if the companies we acquire do not complete the development and commercialization of their intellectual property as anticipated. Many competitors may have greater name recognition, financial, technical, and marketing resources which will place our portfolio companies at a disadvantage in commercialization and development.

We may not be able to manage or integrate future acquisitions, if any because of our lack of cash.

The acquisition and successful integration of such businesses that provide for synergistic or vertical integration opportunities for the Company will be crucial to the success of our acquisition strategy. These acquisitions could place a strain on operations in the future. Our ability to manage future acquisitions, if they occur, will depend on the Company’s ability to successfully evaluate investments, monitor operations, control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and integrate acquired businesses into our company. As you evaluate the prospects of the Company, you should consider the many risks we will encounter during the process of integrating those businesses that may be acquired in the future. Such risks include (i) the distraction of management's attention from other business concerns; (ii) the potential loss of key employees or customers of the acquired businesses; and (iii) the potential inability to integrate controls, standards, systems and personnel.

To fund future acquisitions, we may need to borrow funds or assume the debts of acquired companies, or issue more stock, which may dilute the value of our existing common stock. To incur any additional debt, we must comply with any existing restrictions contained in any indebtedness we may have at that time. If these restrictions are not met and we do not receive necessary consents or waivers of these restrictions, we may be unable to make future acquisitions.

Risks Related to Our Common Stock and Our Status as a Public Company

There is little current trading of our shares. Our stock price is likely to be highly volatile.

Although our shares of Common Stock are quoted on the OTCQB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCQB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

■	changes in the healthcare industry and markets;
■	competitive pricing pressures;
■	our ability to obtain working capital financing;
■	technological innovations or new competitors in our market;
■	additions or departures of key personnel;
■	our ability to execute our business plan;
■	operating results that fall below expectations;
■	loss of any strategic relationship;
■	industry or regulatory developments;
■	economic and other external factors; and
■	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock and for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our Common Stock is likely to be considered a “penny stock,” our trading will be subject to regulatory restrictions.

Our Common Stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our Common Stock.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our Common Stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, shareholders must rely on sales of their Common Stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Shareholders seeking cash dividends should not purchase our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. PROPERTIES

Our principal office space is located at 6750 Westown Parkway, Suite 200-226, West Des Moines, Iowa 50266 and 4206 Allison Av. Des Moines, IA 50310.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “AEXP” in December 2008, in December 2013 our symbol changed to “STLT.” The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTCQB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2014	$1.85	$1.50
September 30, 2014	$2.06	$.80
June 30, 2014	$1.22	$.75
March 31, 2014	$2.00	$.13
December 31, 2013	$2.00	$1.01
September 30, 2013	$4.00	$2.00
June 30, 2013	$6.00	$3.00
March 31, 2013	$5.00	$2.50

All amounts have been adjusted for stock splits.

As of April 8, 2015, we had 75 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Spotlight Innovation Inc. 2009 Stock Option Plan (the “2009 Plan”).

A summary of the stock option activity for the years ended December 31, 2014 and 2013 is presented.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-	$ -	$-
2009 Stock Option Plan	5,200	359.04	3,100,000
Equity Compensation Plans Not Approved by Security Holders	1,364,171	1.40	-
Total	1,369,371	$2.73	$3,100,000

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 413,341 shares of common stock and 155,000 warrants to purchase one share of common stock each, for net cash proceeds of $310,000. The warrants have an exercise price of $1.25 per share and expire 3 years of the date of issuance. As of December 31, 2014, the Company had not issued 155,000 warrants and 33,334 shares of common stock attributable to a subscription in the amount of $25,000.  Accordingly, the Company has recorded the relative fair value of the warrants and common stock as payables in the amounts of $144,042 and $13,702, respectively.

During the year ended December 31, 2014, the Company issued 1,105,970 shares of common stock in full extinguishment of a debenture with a principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company issued 150,000 shares to an individual in return for his guarantee of the Letter of Credit at Denver Savings Bank. The shares were valued at the market price of $183,000 at the time of grant. (See Note 7.)

On July 29, 2014, the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,975 with Denver Savings Bank.  In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the individual.  The shares of common stock had a fair value of $86,715 based on the market price on the date of grant and have been recorded as deferred financing costs.  The Company has not made any borrowings on this Line of Credit.

The Company issued 100,000 shares to an individual as a fee for extending the due date of his debenture. The debenture was paid on April 8, 2014 and the shares were issued on June 11, 2014.  The share value was stated at the market price of $80,000 at the time of grant.

On July 30, 2014, the Company entered into an agreement with BFS Financial, Inc. (“BFS”) and issued 50,000 shares of the Company’s common stock.  The agreement calls for BFS to assist the Company in raising capital.  BFS is entitled to a 12% fee for all proceeds received by the Company from investors introduced to the Company by BFS for up to one year. The Company is also obligated to issue BFS an additional 50,000 shares of common stock upon receiving the first $100,000 in proceeds.  The Company valued the shares issued at $102,500 based on the market price on the date of grant. In October 2014, the Company terminated the agreement with BFS.  Accordingly, the additional 50,000 shares of common stock will not be issued.

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

On October 30, 2014, the Company issued 18,450 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $30,443 based on the market price on the date of grant.

On October 24, 2014, the Company issued 4,242 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $6,999 based on the market price on the date of grant.

On October 27, 2014, the Company issued 1,818 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $3,000 based on the market price on the date of grant.

On December 19, 2014, the Company agreed to issue 100,002 shares of common stock to a note holder in full settlement of a note.  These shares have not been issued as of December 31, 2014 and are recorded as stock payable. (See Note 7, Kopriva Note)

On December 19, 2014, the Company agreed to issue 55,000 shares of common stock to a third party for investor relations. The shares had a fair value of $91,000 based on the market price on the date of grant.  These shares have not been issued as of December 31, 2014 and are recorded as stock payable.

On July 31, 2014, the Company issued 3,496,373 shares of the Company’s common stock to the Company’s CEO and a third party consultant in settlement of the stock payable of $4,720,105 and recorded additional share-based compensation of $8,086.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Our net loss for fiscal year ended December 31, 2014 was $3,625,527 compared to a net loss of $6,810,198 for the fiscal year ended December 31, 2013, a decrease of $3,184,671. During fiscal years ended December 31, 2014 and 2013, we did not generate any revenue. The decrease in net loss was primarily a result of current year decreases in general and administrative expenses of $3,679,911 and increases in interest expense of $1,273,324 incurred for current levels of debt. These increases are offset by prior year losses on impairment of goodwill from the acquisition of American Exploration in the amount of $856,388 and stock compensation of $4,773,127. Stock compensation for the year ended December 31, 2014 was $406,953.

During fiscal year ended December 31, 2014, we incurred operating expenses of $1,486,636 compared to $6,022,935 incurred during fiscal year ended December 31, 2013, a decrease of $4,536,299. The decrease in operating expenses was primarily attributable to decreases of general and administrative expenses of $3,679,911 offset by prior year losses on impairment of goodwill from the acquisition of American Exploration in the amount of $856,388, and stock compensation of $4,773,127.

LIQUIDITY AND CAPITAL RESOURCES

We are an early stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, although there is no guarantee we will be able to raise such funds.

PLAN OF OPERATION

Management has successfully closed on one acquisition to date (Celtic Biotech) and has entered into a Securities Purchase Agreement to acquire a majority of the outstanding securities of Memcine Pharmaceuticals, Inc.) which the Company anticipates will close by the second quarter of 2015.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to commencing and structuring new business operations. We would finance these expenses with further issuances of equity securities and debt issuances. The Company believes that it will need $700,000 to fund operations over the next 12 months. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Letter of Credit

On April 4, 2014, the Company entered into a letter of credit (the “Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Letter of Credit a third party (the “Cosigner”) cosigned the Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the Cosigner, 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one year anniversary of the Letter of Credit, provided that the Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded a deferred financing costs.

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

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of December 31, 2014, the Company had borrowed $752,325 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $752,325. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $752,325.

The Convertible Notes also contained attached warrants that allow the holders to purchase one share of common stock of the Company for each warrant exercised. The Company was obligated to issue 750,000 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $385,351, which was recorded as a debt discount to the Convertible Notes. As of December 31, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Convertible Notes. The Company recorded interest expense of $670,321 related to the amortization of the debt discounts for the year ended December 31, 2014. The Company also recorded $187,031 in interest expense for the year ended December 31, 2014.

The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Convertible Notes. The Company recorded interest expense of $670,321 related to the amortization of the debt discounts for the year ended December 31, 2014. The Company also recorded $187,031 in interest expense for the year ended December 31, 2014.

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

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013 - Operating Activities

The Company has not generated revenues. As a result, our operating activities have, to date, resulted in net cash used. For the fiscal year ended December 31, 2014, net cash used in operating activities was $768,609 compared to $209,784 for fiscal year ended December 31, 2013. Net cash used in operating activities consisted primarily of our net loss of $3,625,257 which was offset by noncash amounts of $703,035 in amortization of the debt discount, $1,019,715 in amortization of deferred financing costs, $406,953 in share based compensation, $525 in depreciation and amortization, $120,085 in loss on debt settlement and $80,000 in shares issued to a convertible debt holder for debt extensions. The increase in the use of cash for operating activities from the year ended December 31, 2014 compared to the year ended December 31, 2013 was related to obtaining financing and investors to maintain development and operations.

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013 – Investing Activities

For fiscal years ended December 31, 2014 and 2013, net cash flows provided (used) in investing activities was $18,405 as compared to ($92,961) during the year ended December 31, 2013. The net cash provided in investing was primarily related to funds received in the acquisition of Celtic Biotech LTD of $1,655 plus restricted cash received on the convertible debt of $4,500.

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013 – Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2014, net cash flows provided from financing activities was $782,221 compared to $316,072 during the fiscal year ended December 31, 2013. Cash flows from financing activities for the fiscal year ended December 31, 2014 consisted primarily of $572,221 in proceeds from a line of credit, and $310,000 in proceeds from the sale of the Company’s common stock and warrants and $2,500 from proceeds from convertible debentures.. In addition these cash flows were offset by $100,000 of principle payments on the convertible debt and $2,500 of principle payments on related party debt.

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

The Company also assumed $92,923 in accrued interest related to these notes. The Company recorded $28,720 and $1,653 in interest expense for the years ended December 31, 2014 and 2013 on the above notes payable.

As of December 31, 2014, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

As of the date of this Annual Report, we are negotiating a settlement with all creditors regarding payment provisions, there is no guarantee that we will be able to arrive at a mutually agreeable settlement or that these creditors would not demand repayment.

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

Danley Note

In connection with the Merger, the Company assumed the following loans: September 15, 2012, loan agreement (the “Loan”) with The Danley Group (“Lender”) to borrow $50,000 at an annual compounding rate of 2.7%, due March 15, 2013. In addition, the Company agreed to pay a $50,000 premium at maturity. The Company has recorded the additional premium as a debt discount and increased the face amount of the note to $100,000. The debt discount is being amortized over the life of the Loan. During the years ended December 31, 2013 and 2012, the Company amortized the debt discount and recorded $20,833 and $29,187, respectively, as additional interest expense. For the period from inception through December 31, 2013, the Company recognized and amortized $50,000 of the debt discount as interest expense. On May 8, 2013, the Loan’s maturity date was extended to September 15, 2013, and Cris Grunewald, our President, signed a personal guarantee of obligations to repay a total amount of $100,000 plus accrued interest. On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. The Company recorded the $707,803 in fair value of the shares and warrants as interest expense. The Loan matured on December 31, 2013. As a result of the default the Company accrued interest at 10% per annum. On April 8, 2014, the Company paid $119,590 in full settlement of the Loan. No gain or loss was recorded.

Kopriva Note

In connection with the Merger, the Company assumed a convertible note (the “Note”) dated October 4, 2013 in the amount of $40,000 from an investor. The term of this Note is fifteen months from October 4, 2013. During the term of this Note, interest shall accrue on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Note, the outstanding balance of this Note shall bear interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants have a term of thirty-six (36) months from the date of repayment or conversion of the Note.

On December 19, 2014, the Company entered an agreement to settle the note and its accrued interest in exchange for 100,002 shares of common stock.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. During the year ended December 31, 2014, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets acquired was $6,977,347. These assets are still subject to research and development completion and accordingly, no amortization has been recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spotlight Innovation Inc.

West Des Moines, IA

We have audited the accompanying consolidated balance sheets of Spotlight Innovation Inc. (formerly American Exploration Corporation) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Spotlight Innovation Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spotlight Innovation Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Spotlight Innovation Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Spotlight Innovation Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2015

SPOTLIGHT INNOVATION INC.

(Formerly American Exploration Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash	$9,068	$19,102
Restricted cash	122,250	126,750
Total current assets	131,318	145,852

Property, plant and equipment, net	8,475	-
In process research and development	6,977,347	-
Deposits	-	12,250
Total assets	$7,117,140	$158,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$330,099	$172,600
Accrued liabilities	457,440	229,512
Accounts payable – related parties	348,955	-
Stock payable	269,705	4,720,105
Warrants payable	692,317	-
Notes payable	356,131	356,131
Line of credit	750,714	-
Short term debt – related party	183,000	-
Convertible debentures, net of debt discounts of $85,590 and $32,000 respectively	670,322	218,598
Total liabilities	4,058,683	5,696,946

Commitments and contingencies

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 1,500,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 13,094,618 and 7,745,458 shares issued and outstanding, respectively	13,095	7,745
Additional paid-in capital	11,277,032	1,431,902
Accumulated deficit	(10,601,946)	(6,978,491)
Non-controlling interest	2,370,276	-
Total stockholders' equity (deficit)	3,058,457	(5,538,844)
Total liabilities and stockholders’ equity (deficit)	$7,117,140	$158,102

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

(Formerly American Exploration Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-

Operating expenses:
General and administrative	1,486,636	5,166,547
Impairment of goodwill	-	856,388

Total operating expenses	1,486,636	6,022,935

Loss from operations	(1,486,636)	(6,022,935)

Other income (expense):
Loss on debt extinguishment	(120,085)	-
Gain on foreign currency transactions	42,051	-
Interest expense	(2,060,587)	(787,263)
Total other expense	(2,138,621)	(787,263)

Net loss	(3,625,257)	(6,810,198)
Net loss attributable to non-controlling interest	(1,802)	-
Net loss attributable to Spotlight Innovation, Inc.	$(3,623,455)	$(6,810,198)

Net loss per common share – basic and diluted	$(0.28)	$(0.96)

Weighted average number of common shares outstanding – basic and diluted	13,006,741	7,100,947

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

(Formerly American Exploration Corporation)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Par	Capital	Deficit	Interest	Totals

Balance at December 31, 2012	6,692,724	$6,693	$(6,693)	$(168,293)	$-	$(168,293)

Common shares and warrants issued for cash	530,176	530	275,542	-	-	276,072

Common shares issued for services	15,100	15	10,253	-	-	10,268

Warrants issued for services	-	-	42,754	-	-	42,754

Warrants issued with note payable	-	-	25,136	-	-	25,136
Beneficial conversion feature on notes payable issued	-	-	39,864	-	-	39,864

Common shares and warrants issued for modification of notes payable	262,000	262	707,541	-	-	707,803

Common shares issued for acquisition of American Exploration Corporation	245,458	245	337,505	-	-	337,750

Net loss	-	-	-	(6,810,198)	-	(6,810,198)
Balances at December 31, 2013	7,745,458	$7,745	$1,431,902	$(6,978,491)	-	$(5,538,844)

Common shares issued for cash net of costs	380,007	380	153,876	-	-	154,256

Common shares issued for debt conversion	1,105,970	1,106	117,007	-	-	118,113

Common shares issued for loan guarantee	192,300	192	269,523	-	-	269,715

Common shares issued to extend maturity date of debt	100,000	100	79,900	-	-	80,000

Beneficial conversion feature on convertible notes	-	-	186,869	-	-	186,869

Issuance of preferred stock in subsidiary for acquisition	-	-	4,170,394	-	2,372,078	7,100,268

Common shares issued for services	74,510	75	142,867	-	-	142,942

Common shares issued for stock payable	3,496,373	3,497	4,724,694	-	-	4,728,191

Net loss	-	-	-	(3,623,455)	(1,802)	(3,625,257)

Balance at December 31, 2014	13,094,618	$13,095	$11,277,032	$(10,601,946)	$2,370,276	3,058,457

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

(Formerly American Exploration Corporation)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,625,257)	$(6,810,198)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	525	1,398
Impairment of goodwill	-	856,388
Amortization of debt discount	703,035	53,833
Amortization of deferred financing costs	1,019,715	-
Interest expense from common shares and warrants issued for modification of convertible debt	80,000	707,803
Loss on debt extinguishment	120,085	-
Share-based compensation	406,953	4,773,127
Changes in operating assets and liabilities:
Accounts receivable – related party	1,349	-
Accounts payable	125,165	34,701
Accounts payable – related parties	348,955	-
Accrued liabilities	50,866	173,164
Net cash used in operating activities	(768,609)	(209,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of American Exploration Corporation	-	(79,043)
Cash received in acquisition of Celtic Biotech LTD	1,655	-
Deposit for Celtic Iowa, Inc.	12,250	(12,250)
Restricted cash	4,500	-
Purchases of property and equipment	-	(1,398)
Net cash provided by (used in) investing activities	18,405	(92,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures	(100,000)	-
Proceeds from convertible debentures, net	572,221	40,000
Proceeds from borrowings on related-party debt	2,500	-
Principal payments on related-party debt	(2,500)	-
Proceeds from sale of common shares and warrants	310,000	276,072
Net cash provided by financing activities	782,221	316,072

Foreign currency translation adjustments	(42,051)	-

Increase in cash during the year	32,017	13,597
Cash, beginning of the year	19,102	5,505
Foreign currency translation adjustments	(42,051)
Cash, end of the year	$9,068	$19,102

Supplemental disclosure of cash flows information
Income taxes paid	$-	$-
Interest paid	$46,590	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for convertible debentures	$118,113	$-
Debt discount for fair value of warrants issued with convertible debenture	$385,351	$25,136
Common shares issued for loan guarantees	$269,715	$-
Beneficial conversion feature on convertible debentures	$186,869	$39,864
Original issue discount on convertible debentures	$183,405	$-
Debt assumed for deferred financing costs	$750,000	$-
Common shares issued for stock payable	$4,728,191	$-
Stock payable for convertible debt and accrued interest	$44,918	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

(Formerly American Exploration Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation Inc. (the “Company”) was organized under the laws of the state of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovation, LLC. The Company was founded to identify, validate and finance healthcare-focused companies founded for the purpose of commercializing intellectual property throughout the world. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last ten years. On December 16, 2013, Spotlight Innovation LLC was merged into Spotlight Innovation Inc. (formerly known as American Exploration Corporation) through a reverse merger transaction. The consolidated financial statements reflect operating results of the combined entities.

On June 4, 2014, the Company, through its wholly-owned subsidiary, Celtic Biotech Iowa, Inc. (“Celtic Iowa”), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company (“CBL”), to provide for continued development and eventual marketing of the intellectual property of CBL.  The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those regarding the valuation of the assets acquired and liabilities assumed in the acquisition of CBL and share-based compensation.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s wholly owned subsidiary Celtic Iowa. During the year ended December 31, 2014, Celtic Iowa acquired 95% of the outstanding shares of CBL. Accordingly, the Company has consolidated CBL and its wholly-owned subsidiary Celtic Biotech, Inc. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report its non-controlling interest as a separate component of shareholders’ equity.  The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations.  Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

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

For the years ended December 31, 2014 and 2013, the dilutive effect of 5,200 and 0 options, 1,276,671 and 1,381,671 warrants, and 1,504,650 and 458,222 common shares, issuable for conversion of convertible debt respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $9,068 and $19,102 cash equivalents at December 31, 2014 and 2013, respectively.

The Company maintains cash in escrow accounts which are restricted from immediate and general use by the Company. The restricted cash amount of $122,250 at December 31, 2014 is restricted subject to the Company registering the shares of its common stock issued to an investor, for free trading.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). For the year ended December 31, 2014, the Company had $122,250 of restricted cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the years ended December 31, 2014 and 2013, the Company maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. During the year ended December 31, 2014, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets acquired was $6,977,347. These assets are still subject to research and development completion and accordingly, no amortization has been recorded.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which extend the life or improve existing equipment are capitalized. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is 10 years.

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the years ended December 31, 2014 and 2013, the Company recorded $0 and $856,388 in impairment to the Company’s long-lived assets.

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

Income Taxes

The Company’s results of operations through December 16, 2013 were as a limited liability company. A limited liability company (“LLC”) is not a tax paying entity. Any income or operating loss arising from the activities of the partnership is reported, after appropriate adjustments, on the personal income tax returns of the members. Adjustments to the income or loss allocated to a particular member will be required when the tax basis and accounting basis of net contributions made by an individual member are not equal. Because the LLC is not a tax paying entity, its financial statements are different from those of tax paying entities. Specifically, on the statement of operations, there is no provision for federal income tax benefit that must be accrued relating to the LLC’s net taxable loss during the year. In addition, the balance sheet does not present any assets or liabilities for deferred income taxes that might arise from different methods used to measure net income for the statement of operations and taxable income for the members. The Company filed as a C Corporation for the last 15 days of the year ended December 31, 2013 and again for the year ending December 31, 2014.

Following its filing as a C-corporation, the Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s IPR&D assets were valued on a discounted cash flow model using the income approach. The inputs to the model were within level 3 of the fair value hierarchy.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10 “ Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. ASU 2014-10 eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915 “Development Stage Entities”, from the FASB Accounting Standards Codification. The ASU 2014-10 clarified that the guidance in Topic 275 “Risks and Uncertainties” is applicable to entities that have not yet commenced operations. Accordingly, upon adopting the ASU 2014-10 and eliminating development stage information, entities should re-evaluate their disclosures under Topic 275. The Company decided to adopt this pronouncement in the second quarter of 2014. As a result, cumulative information in the Company’s statements of operations, its statements of cash flows and the notes to its unaudited consolidated financial statements was removed.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014, the Company has accumulated net losses of $10,601,946 and has a working capital deficit of $3,927,365. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. BUSINESS COMBINATIONS

Merger with American Exploration Corporation

On December 16, 2013, the Company completed the transaction contemplated by the February 12, 2013, merger agreement (the “Merger Agreement”) with American Exploration Corp, a wholly-owned subsidiary of the Company, a company based in the State of Nevada ("American Exploration").

Pursuant to the Merger Agreement on December 16, 2013, American Exploration was merged with the Company, with the Company continuing as the surviving entity and American Exploration becoming a wholly-owned subsidiary of the Company (the ”Merger”). In connection with the Merger the Company issued 245,458 shares of its common stock and options to purchase 5,200 shares of the Company’s common stock.

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

Fair value of net liabilities acquired
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

Acquisition of CBL

The Company, through its wholly-owned subsidiary Celtic Iowa, entered into a share exchange agreement with CBL. Celtic Iowa issued to CBL 474,419 shares of its Preferred B Stock, par value of $5.00 per share.  In exchange, the Company received shares equal to 95% of the total outstanding shares of CBL.

As there is no existing market for the preferred shares of Celtic Iowa, the Company used the fair value of the acquired net assets of CBL to determine the purchase price. The following table summarizes the allocation of the purchase price to the net assets acquired:

Fair value at June 4, 2014
Cash	$1,656
Accounts receivable – related party	1,349
Property, plant and equipment	9,000
IPR&D	6,977,347
Total assets	6,989,352

Accounts payable and accrued liabilities	(242,693)
Short-term debt – related party	(204,186)
Total liabilities	(446,879)
Final purchase price	$6,542,473

The Company recorded the 5% non-controlling interest in CBL at a fair value of $327,124. The preferred shares issued are convertible into common shares of Celtic Iowa on a one for one basis and are redeemable at the Company’s option in five years at the stated par value of $5 per share. The preferred shares have preferential rights to the net assets of Celtic Iowa in the case of liquidation up to the par value of the stock. While the Company maintains voting control through the common stock of Celtic Iowa and controls management decisions of Celtic Iowa, the Company’s rights to the net assets are subordinated to the preferred stock up to a net asset value of $2,372,095. As a result, the Company has recorded non-controlling interest in Celtic Iowa of $2,372,078, which is the value attributed to the Preferred B stock issued by Celtic Iowa. The Preferred Stock of Celtic Iowa is eliminated in consolidation.

CBL has had immaterial activity during the years ended December 31, 2014 and 2013. Accordingly, the Company has not presented Pro Forma information for the acquisition as the impact to the Company’s operations was deemed immaterial.

NOTE 5. DEPOSITS

During the year ended December 31, 2013, the Company made deposits of $12,250 on a letter of intent to acquire 90% of CBL.  During the year ended December 31, 2014, the Company made additional expenditures on the acquisition of $26,255 which were recorded as legal expenses. The Company recorded $12,250 as an investment in Celtic Iowa, which has been eliminated in the consolidated financial statements, and the remaining balance was recorded as expense as of the date of the share exchange agreement on June 4, 2014 to legal expenses.

NOTE 6. NOTES PAYABLE

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

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $28,720 and $1,653 in interest expense for the years ended December 31, 2014 and 2013, respectively, on the above notes payable.

As of December 31, 2014, and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 7. CONVERTIBLE DEBENTURES

Convertible Promissory	Date of	Due	Stated Interest	Original Principal		Net carrying value at December 31,	Net carrying value at December 31,
Note	Note	Date	Rate	Amount	Default	2014	2013
#1	10/13/09	01/13/10	5%	$110,598	No	$-	$110,598
#2	09/15/12	03/15/13	10%	$100,000	No	$-	$100,000
#3	09/27/13	12/27/14	10%	$40,000	No	$-	$8,000
#4	04/04/14 – 12/01/14	10/04/14 – 06/01/15	21%	$752,325	No	$670,321	$-

Convertible Debenture Assumed in Merger

On December 16, 2013, the Company assumed the liabilities of American Exploration which included a convertible debenture (the “Debenture”) in the amount of CDN $115,098 (USD $117,749) plus accrued interest. The Debenture is due on demand and accrued interest at 5% per annum.

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

The Company recorded $365 in interest expense during the year ended December 31, 2014 related to this Debenture.

Danley Note

On September 15, 2012, the Company entered into a loan agreement (the “Loan”) with The Danley Group (“Lender”) to borrow $50,000 at an annual compounding rate of 2.7%, due March 15, 2013. In addition, the Company agreed to pay a $50,000 premium at maturity. The Company recorded the additional premium as a debt discount and increased the face amount of the note to $100,000. The debt discount was amortized over the life of the Loan. For the years ended December 31, 2014 and 2013, the Company recognized $0 and $20,833 of the debt discount as interest expense, respectively.

The Loan was contingently convertible upon the closing of the merger with American Exploration. The conversion feature was 50% of the market price on the date of maturity.

On May 8, 2013, the Loan’s maturity date was extended to September 15, 2013, by signing a guarantee of obligations to repay a total amount of $100,000 plus accrued interest.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock for each warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. However, the exercise price cannot be less than $0.20 per share. The fair value of the shares on the date of grant was $178,160 and the fair value of the warrants on the date of grant was $529,643. The Company recorded the $707,803 in fair value of the shares and warrants as interest expense.

The Loan matured on December 31, 2013. As of December 31, 2013, the Company recorded $25,000 as a debt discount related to the fair value of the contingent conversion feature as a result of the merger with American Exploration and maturity of the Loan. The Company expensed the debt discount of $25,000 immediately as the Loan was convertible on that date. The Company repaid the note in the amount of $100,000, with accrued interest of $16,362, on April 8, 2014. The Company incurred additional extension fees of 100,000 shares of common stock which was issued by the Company on June 11, 2014 and $30,228 in cash. The Company recorded $80,000 in interest expense for the value of the shares, which was based on the market price of $0.80 per share on the date of grant and $30,228 in interest expense for the cash paid.

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

In connection with the Note, the convertible debenture was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Note. The Company recorded interest expense of $32,000 and $8,000 related to the amortization of the debt discounts for the years ended December 31, 2014 and 2013, respectively. The Company also recorded $3,866 and $8 in interest expense for the years ended December 31, 2014 and 2013, respectively.

On December 19, 2014, the Company entered an agreement to extinguish the Note and its accrued interest in exchange for 100,002 shares of common stock. This agreement modified the terms of the conversion which resulted in the holder receiving more shares. As a result of the modification of the conversion feature, the Company determined that the change in the fair value of the conversion feature was greater than 10% and accordingly, recorded $120,085 as a loss on debt extinguishment which was the difference in fair value of the new conversion feature and the carrying value of the Note and accrued interest on the date of modification. The Company recorded the issuance of the common stock on conversion at its fair value of $165,003 based on the market price on the date of grant. As of December 31, 2014, these shares have not been issued and the fair value of the common stock is recorded as a stock payable.

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

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit through convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of December 31, 2014, the Company had borrowed $752,325 through the Line of Credit and a corresponding amount was recorded as interest expense.

The Company entered into the Convertible Notes with the third parties in the amount of $752,325. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The proceeds from the Convertible Notes are reduced for original issuance discount fees. The Company received $572,220 in net proceeds from the Convertible Notes. These fees were recorded as a debt discount on the Convertible Notes. The Convertible Notes also contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $186,869.

The Convertible Notes also contained attached warrants that allow the holders to purchase one share of common stock of the Company for each warrant exercised.  The Company was obligated to issue 752,325 warrants with an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share.  However, in no event will the exercise price be lower than $0.25 per share.  The warrants have a term of three years.  The Company calculated the relative fair value of the warrants using the Black-Scholes model at $385,351, which was recorded as a debt discount to the Convertible Notes.  As of December 31, 2014, the Company has not issued the warrants and has recorded the relative fair value as a warrant payable.

The Company is amortizing the combined debt discounts from the original issue discounts, warrants and beneficial conversion feature over the term of the Convertible Notes. The Company recorded interest expense of $703,035 related to the amortization of the debt discounts for the year ended December 31, 2014. The Company also recorded $226,490 in interest expense for the year ended December 31, 2014.

Security and Loan Agreement

On July 29, 2014 the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional line of credit (the “Additional Line of Credit”) in the amount of $250,000 with Denver Savings Bank. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the Individual. The shares of common stock had a fair value of $33,840 based on the market price on the date of grant and have been recorded as deferred financing costs. The Company has not made any borrowings on this Additional Line of Credit.

The Individual and three third parties entered into a Security and Loan Agreement (the “SLA”). The SLA ensures that the Individual will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Individual from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

As of December 31, 2014, no funds have been drawn on the Additional Line of Credit. The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Individual withdraws the funds and issues them to the third parties. The third parties will then loan the Company funds, net guarantee fees from the Line of Credit through convertible promissory notes (the “Convertible Notes”). The third party guarantors require the Company to repay all funds drawn under the Additional Line of Credit to the bank in addition tot the obligation to pay the guarantors for the principal amount of the convertible notes, as a guarantee fee. As the Company is both obligated to the Bank, as a cosignor to the Additional Line of Credit and to the third parties through the Convertible Notes, the Company will record liabilities on both obligations.

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

The Convertible Notes also contained attached warrants that allow the holders to purchase one share of common stock of the Company for each warrant exercised. The warrants have an exercise price of i) lower of 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years.

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

At December 31, 2014 and 2013, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the Merger. For the years ended December 31, 2014 and 2013, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At December 31, 2014 and 2013, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2014 and 2013, the Company has a net operating loss carry forward of approximately $9.2 million and $6.0, respectively, which will expire between years 2028 and 2034. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Merger.

NOTE 9. EQUITY

The Company has authorized the issuance of 3,000,000 shares of Series A convertible  preferred stock, 500,000 shares of Series C preferred stock, 1,500,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

2014 Issuances

Stock Subscriptions

During the year ended December 31, 2014, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 413,341 shares of common stock and 155,000 warrants to purchase one share of common stock for each warrant, for net cash proceeds of $310,000. The warrants have an exercise price of $1.25 per share and expire 3 years of the date of issuance. As of December 31, 2014, the Company had not issued 155,000 warrants and 33,334 shares of common stock attributable to a subscription in the amount of $25,000.  Accordingly, the Company has recorded the relative fair value of the warrants and common stock as payables in the amounts of $142,042 and $13,702, respectively.

Other Stock Issuances

During the year ended December 31, 2014, the Company issued 1,105,970 shares of common stock in full extinguishment of a debenture with a principal balance of $110,598 and $7,515 of accrued interest. The shares were issued at 50% of the market price on the conversion date. No gain or loss was recorded on the conversion.

The Company issued 150,000 shares to an individual in return for his guarantee of the Letter of Credit at Denver Savings Bank.  The shares were valued at the market price of $183,000 at the time of grant. (See Note 7.)

On July 29, 2014, the Company entered into an agreement with a third party individual (the “Individual”) to guarantee an additional Line of Credit in the amount of $250,975 with Denver Savings Bank.  In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the individual.  The shares of common stock had a fair value of $86,715 based on the market price on the date of grant and have been recorded as deferred financing costs.  The Company has not made any borrowings on this Line of Credit.

The Company issued 100,000 shares to an individual as a fee for extending the due date of his debenture.  The debenture was paid on April 8, 2014 and the shares were issued on June 11, 2014.  The share value was stated at the market price of $80,000 at the time of grant.

On July 30, 2014, the Company entered into an agreement with BFS Financial, Inc. (“BFS”) and issued 50,000 shares of the Company’s common stock.  The agreement calls for BFS to assist the Company in raising capital.  BFS is entitled to a 12% fee for all proceeds received by the Company from investors introduced to the Company by BFS for up to one year.  The Company is also obligated to issue BFS an additional 50,000 shares of common stock upon receiving the first $100,000 in proceeds.  The Company valued the shares issued at $102,500 based on the market price on the date of grant. In October 2014, the Company terminated the agreement with BFS.  Accordingly, the additional 50,000 shares of common stock will not be issued.

On October 30, 2014, the Company issued 18,450 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $30,443 based on the market price on the date of grant.

On October 24, 2014, the Company issued 4,242 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $6,999 based on the market price on the date of grant.

On October 27, 2014, the Company issued 1,818 shares of the Company’s common stock to a third-party in settlement of the stock payable owed to the third-party for services performed. The shares had a fair value of $3,000 based on the market price on the date of grant.

On December 19, 2014, the Company agreed to issue 100,002 shares of common stock to a note holder in full settlement of a note.  These shares have not been issued as of December 31, 2014 and are recorded as stock payable. (See Note 7, Kopriva Note)

On December 19, 2014, the Company agreed to issue 55,000 shares of common stock to a third party for investor relations. The shares had a fair value of $91,000 based on the market price on the date of grant.  These shares have not been issued as of December 31, 2014 and are recorded as stock payable.

On July 31, 2014, the Company issued 3,496,373 shares of the Company’s common stock to the Company’s CEO and a third party consultant in settlement of the stock payable of $4,720,105 and recorded additional share-based compensation of $8,086.

2013 Issuances

During the year ended December 31, 2013, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 530,176 shares of common stock and 418,389 warrants to purchase one share of common stock each for net cash proceeds $276,072. The warrants have an exercise price of $1.29 per share, and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The issuances were as follows:

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

Other Stock Issuances

On August 7, 2013, the Company issued 15,100 shares of common stock for services related to consulting.The fair value of the shares was $10,268 based on the most recent sale of the Company’s common stock to a third party.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013.The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise.However, the exercise price cannot be less than $0.20 per share.The relative fair value of the common shares on the date of grant was $178,160 and the relative fair value of the warrants on the date of grant was $529,643.

On December 16, 2013, the Company issued 245,458 shares of common stock in connection with the Merger with American Exploration.The shares had a fair value of $330,816 based on the market price on the date of grant.

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

A summary of the stock option activity for the years ended December 31, 2014 and 2013 is presented below:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	-	-	-
Granted	5,200	$359.04	$-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2013	5,200	359.04	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding December 31, 2014	5,200	$359.04	$-
Exercisable December 31, 2014	5,200	$359.04	$-

The weighted average remaining contractual term of the outstanding options and exercisable options at December 31, 2014 and 2013 is 5.21 and 6.21 years, respectively.

WARRANTS

During the year ended December 31, 2013, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 530,176 shares of common stock and 418,389 warrants to purchase one share of common stock each for net cash proceeds $276,072. The warrants have an exercise price of $1.29 per share and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The relative fair value of the warrants was $135,727.

On September 27, 2013, the Company issued 100,000 warrants to purchase one share of common stock per warrant, in connection with the Note. The exercise price of the warrants is the greater of i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or ii) $0.20 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Note. The relative fair value of the warrants was $25,136 and was recorded by the Company as a debt discount to the Note.

On October 4, 2013, the Company issued 262,000 shares of common stock and 800,000 warrants to purchase one share of common stock per warrant for a further extension of the Loan’s maturity date to December 31, 2013. The warrants have an exercise price of 60% of the 20 day average market price prior to the date of exercise. However, the exercise price cannot be less than $0.20 per share. The relative fair value of the warrants on the date of grant was $529,643.

On August 2, 2013 and November 20, 2013, the Company issued 31,641 warrants to purchases one share of common stock per warrant to a consultant of the Company for services. The warrants have an exercise price of $1.29 per share, and expires 48 months following an effective registration statement on the underlying shares or 24 months following the closing of any registered debt or equity offering contemplated by the Company subsequent to the merger with American Exploration. The fair value of the warrants was $42,754 based on the Black-Scholes model and was recorded as share-based compensation.

The fair value of the above 2013 warrants were determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include :i) discount rates ranging from 0.38% to 0.79%; ii) expected terms ranging from 4.25 to 5.70 years; iii) expected volatility ranging from 250.09% to 285.88%; iv) zero expected dividends and v) stock price of $0.68.

A summary of the warrant activity for the years ended December 31, 2014 and 2013 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
December 31, 2012	-	$-	$-
Granted	1,381,671	1.41	-
Exercised	-		-
Forfeited	-		-
Outstanding at December 31, 2013	1,381,671	1.41	28,900
Granted	1,007,325	0.42	728,741
Exercised	-	-	-
Expired	(160,000)	-	-
Outstanding December 31, 2014	2,228,996	$1.17	$1,019,775
Exercisable December 31, 2014	2,228,996	$1.17	$1,019,775

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of December 31, 2014 is 2.29 years.

WARRANTS PAYABLE

During the year ended December 31, 2014, the Company issued subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 413,341 shares of common stock and 155,000 warrants to purchase one share of common stock each for net cash proceeds of $310,000. The warrants have an exercise price of $1.25 per share and expire three years from the date of issuance. The relative fair value of the warrants was $142,042.

As of December 31, 2014, the Company was obligated to issue 752,325 warrants to purchase one share of common stock for each warrant, in conjunction with the issuance of the Convertible Notes.  The warrants have an exercise price of the lower of i) 50% of the prior 20 days average market price on the date of conversion, or ii) $0.50 per share.  However, in no event will the exercise price be lower than $0.25 per share.  The warrants have a term of three years.  The Company calculated the relative fair value of the warrants using the Black-Scholes model at $385,351.  However, As of December 31, 2014, the Company has not issued these warrants and has recorded them as a warrant payable.

On December 19, 2014, the Company agreed to issue 100,000 warrants to purchase one share of common stock for each warrant in connection with a consulting agreement.  The warrants have a term of three years and an exercise price of $1.29 per share.  The fair value of the warrants on the date of grant using the Black-Scholes model was $164,924.  As of December 31, 2014 these warrants have not been issued are recorded in warrants payable.

The fair value of the above 2014 warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include :i) discount rates ranging from 0.79% to 1.10%; ii) expected terms of 3.0 years; iii) expected volatility ranging from 399.22% to 409.43%; iv) zero expected dividends and v) stock prices ranging from of $0.75 to 2.00.

NOTE 10. PRIVATE PLACEMENT

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

Pursuant to the Unit Subscription Agreement the Company has agreed to use its best efforts to register the securities underlying the agreement which the Company anticipates will occur in April 2015.

NOTE 11. RELATED PARTY TRANSACTIONS

As a result of the acquisition of CBL, as disclosed in Note 4, the Company assumed two short-term notes payable due to a related party.  The debts are denominated in Euros, and on June 4, 2014, the date of acquisition, the carrying amount of the debts were $204,186 after foreign currency translation. The notes accrue compounded interest at 5% per annum and were due in November and December 2014.  As of December 31, 2014, these notes were still outstanding and the carrying value of the notes was $183,000 after foreign currency translation. The Company has negotiated an extension of the due date to December 31, 2015 for the note that was due in December 2014. The Company note due in November 2014 is currently in default.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company signed a Memorandum of Understanding with Black Swan, LLC to provide certain government relations and related services. The MOU provides for compensation to Black Swan of a monthly cash retainer as well as a grant of 150,000 common shares at a date that is mutually agreed upon by the parties:

(1)

A monthly retainer, the amount and duration of which to be determined, but in any event a total of $7,500 shall be paid to Black Swan for our initial work during the period ending December 31, 2014 ($3,750 of which has previously been paid by the Company to Black Swan);

(2)

A grant of equity in the amount of 150,000 shares, or the equivalent options with a strike price of $1.00, or other functionally equivalent interest in the Company with a current market value of $250,000; and

(3)

An increase in the monthly retainer or a bonus payment equal to 10% of private money and 6% of public money received by the Company or its subsidiaries through introductions provided by Black Swan to the Company.

On December 19, 2014, the Company entered into an agreement with a third party to provide investor relation consulting services.  The Company agreed to issue 30,000 shares of restricted common stock at the time of the agreement and up to 150,000 additional shares based on milestones achieved by the consultant.  As of December 31, 2014, the consultant had achieved one of the milestones and was due and additional 25,000 shares.  The fair value of the 55,000 shares of common stock to be issued to the consultant was $91,000 based on the market price on the dates of grant.  As of December 31, 2014, these shares had not been issued and were recorded as stock payable.

NOTE 13.  SUBSEQUENT EVENTS

On February 28, 2015, the Company entered into a stock for services agreement with Michael Reysack, the Company’s Investor Relations Officer, to issue 156,139 shares of common stock for services.  The fair value of these shares was $257,629 based on the market price on the date of grant.

On March 3, 2015, Celtic Biotech Iowa, Inc. acquired a license from Zeng Hong Qin to produce and sell Novel therapy for chronic kidney disease, derived from cobra venom. The license has a term that expires on the date that the patents on the therapies expire. The Company is obligated to pay a 7% royalty on all net sales related to the licensed therapies.

On March 27, 2015, the Company issued warrants to purchase 300,000 shares of the Company’s common stock to K4, LLC, a subsidiary of The Greig Companies, to enter into an unsecured convertible promissory note (the “Promissory Note”) with The Greig Companies. The warrants have a five-year term and an exercise price of the greater of: i) 50% of the average closing stock bid over the 20 trading days prior to conversion or ii) $1.50 per share.  The fair value of the warrants were $374,906 using the Black-Scholes model on the date of grant, which were recorded as additional debt discount against the Promissory Note.

On March 31, 2015, the Company closed on the Promissory Note in the principal amount of $2,500,000 with The Greig Companies, Inc.  The Promissory Note has a maturity date of March 27, 2020, and bears interest at the rate of Prime plus five percent (5%) during the first 36 months, increasing to an interest of Prime plus six percent (6%) for the remaining 24 months.  The Promissory Note is convertible into shares of common stock of the Company at an exercise price of the greater of i) 50% of the average closing stock bid over the 20 trading days prior to conversion or ii) $1.50 per share.

In conjunction with the Promissory Note, the Company also issued warrants (the “Warrants”) to purchase 250,000 shares of common stock of the Company to The Greig Companies, Inc.  The Warrants have a five-year term and are exercisable into shares of common stock of the Company at an exercise price of the greater of i) 50% of the average closing stock bid over the 20 trading days prior to conversion or ii) $1.50 per share.  The relative fair value of the warrants issued was $277,716 which was recorded as a debt discount against the Promissory Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues. Our principal independent registered public accounting firm is GBH CPAs, PC. Their address is 6002 Rogerdale, Suite 500, Houston TX, 77072 and telephone number is 713.482.0000.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) who also acts as our principal financial officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO who also acts as our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that our internal control over financial reporting was not effective at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company and the Company has insufficient written policies and procedures for accounting and finanical reporting with repsect to the requirements and application of accounting principles generally accepted in the United States of America ("GAAP") and SEC disclosure requirements. Due to being an early stage company, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Cristopher Grunewald	41	President, Chief Executive Officer/Principal Executive Officer and a Director

David F. Hostelley	75	Chief Financial Officer

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

David F. Hostelley

David Hostelley was appointed Chief Financial Officer of the Company in June, 2014. Dr. Hostelley, our Chief Financial Officer and Director, is a CPA (inactive) licensed by the state of Ohio. In 1984, he earned his Ph.D. in management while a lecturer in the MBA Program of Baldwin-Wallace College. He formerly lectured in Accounting and Management for Walsh University, North Canton, Ohio. For the past five years to the present he has served as CEO/CFO and board member of publicly traded companies, which are:

From 08-09 to 01-11 EARI.PK / Entertainment Arts Research, Inc.

From 06-10 to 07-11 QEBR.OB / Virtual Medical International, Inc.

From 03-11 to 9-11 CVSL.OB / Cardio Vascular Medical Device, Inc.

From 06-15-14 to present STLT.OB / Spotlight Innovation Inc.

He has structured numerous acquisitions in the fields of printing, oil and gas development, private schools, insurance agencies, hotels, manufacturing, debit card issuance, health products and health clubs and service entities. He has formed Not-For-Profit entities and serves on the board of trustees. In his capacity of trainer in the field of Project Management, Dr. Hostelley has taught the executives of: Ford Motor Company, Westinghouse, National Fuel Gas, General Electric, Stromberg-Carlson, Doehler-Jarvis, Marvin Windows, Progressive Insurance, EDI Engineering, Sun Exploration, Tennessee Valley Authority, SPX Corporation, The Venezuelan Oil Ministry, Ford Museum in Greenfield Village, and numerous other companies. He has lectured in South Africa, Venezuela, Canada, and the United States. He is active in his Church.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2014; with the exception of Cris Grunewald (CEO).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2014 and 2013 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($) (2)(3)

Cristopher Grunewald,	2014	120,000	0	0	0	0	0	0	120,000
President, CEO (1)	2013	116,568	0	4,320,000	0	0	0	0	4,436,568

Steve Harding Former Pres and CEO (2)	2013	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Brian Manko, CFO (3)	2013		-0-	-0-	-0-	-0-	-0-	-0-	33,000

David Hostelley	2014	23,500	-0-	-0-	-0-	-0-	-0-	-0-	23,500

_______________

(1)	Mr. Grunewald was named President of the Company on July 24, 2013 and became chairman on December 10, 2013.
(2)	Mr. Harding resigned as President July 24, 2013, and resigned as officer and director of the Company on December 10, 2013.
(3)	Mr. Manko resigned on December 10, 2013

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2014

There were no stock options granted to officers of the Company during the year ended December 31, 2014.

DIRECTOR COMPENSATION TABLE

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2014 and 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cristopher Grunewald
2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Steve Harding
2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

During 2013 we entered into an agreement with Cristopher Grunewald, President, CEO, Secretary and sole Director of the Company for ten years, and receive a salary of $120,000 per annum and the issuance of 3,200,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2015, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 15, 2015, there are 11,890,150 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Cristopher Grunewald	7,303,627	61.43%
David F. Hostelley	0	0
All executive officers and directors as a group (2 persons)	7,303,627(1)	61.43%
5% or Greater Beneficial Owners:

____________

*	Less than one percent.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2014.

EMPLOYMENT ARRANGEMENTS

As of the date of this Annual Report, we have agreed to pay Cristopher Grunewald our President, CEO and sole director as described above. David F. Hostelley, our CFO, is working on a verbal extension of his contract, which expired January 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees & Services	2014	2013
Audit Fees	$82,500	$54,000
Related Audit Fees	$19,950	5,500
Tax Preparation Fees	$-	3,458
Other Fees	-	-

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.	DOCUMENT

3.1	Articles of Incorporation (1)

3.1.2	Articles of Incorporation as amended.

3.1.3	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (2)

3.2	Bylaws. (1)

3.3	Certificate of Amendment to Articles of Incorporation. (14)

3.4	Series A Preferred Stock and Series C Preferred Stock Certificates of Designation filed with the State of Nevada August 21, 2014. (15)

10.1	Option Agreement between American Energy Corporation and Westrock Land Corporation dated October 2008. (3)

10.2	5% Convertible Debenture dated October 13, 2009 between American Exploration Corporation and DMS Ltd. (4)

10.3	Stock Option Plan of American Exploration Corporation dated September 14, 2009. (5)

10.4	Merger Agreement and Plan of Merger dated March 22, 2010 between American Exploration Corporation and Mainland Resources Inc.

10.5	Merger Agreement dated February 15, 2013 between American Exploration Corp. and Spotlight Innovations Inc. (8)

10.6	Exclusive License Agreement between Celtic Biotech Limited and Celtic Biotech Iowa, Inc. dated March 10, 2014. (9)

10.7	Letter of Credit with Denver Savings Bank Dated April 4, 2014. (10)

10.8	Agreement between Spotlight Innovation Inc. and Jared DeVries executed April 4, 2014. (10)

10.9	Share Exchange Agreement between Celtic Biotech Limited and Celtic Biotech Iowa, Inc. dated June 4, 2014. (11)

10.10	Unit Subscription Agreement dated as of June 9, 2014. (12)

10.11	Account Management Agreement dated as of June 9, 2014. (12)

10.12	Escrow & Compliance Attorney Agreement dated as of June 9, 2014. (12)

10.13	Form of Warrant Agreement dated as of June 9, 2014. (12)

10.14	Memorandum of Terms. (12)

10.15	Agreement between Spotlight Innovation Inc. and David Hostelley dated June 20, 2014. (13)

10.16	Securities Purchase Agreement between Spotlight Innovation Inc. and Memcine Pharmaceuticals, Inc. (16)

16.1	Letter from Moore & Associates dated August 11, 2009. (6)

16.2	Letter from Seale & Beers, CPAs dated November 2, 2009. (7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference from Form Current Report on Form 8-K filed with the Commission on October 19, 2009.

(5) Incorporated by reference from Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009.

(6) Incorporated by reference from Current Report on Form 8-K filed with the Commission on August 17, 2009.

(7) Incorporated by referenced from Current Report on Form 8-K filed with the Commission November 4, 2009.

(8) Incorporated by reference from Current Report on Form 8-K filed with the Commission February 15, 2013.

(9) Incorporated by reference from Current Report on Form 8-K filed with the Commission March 14, 2014.

(10) Incorporated by reference from Current Report on Form 8-K filed with the Commission April 9, 2014.

(11) Incorporated by reference from Current Report on Form 8-K filed with the Commission June 6, 2014.

(12) Incorporated by reference from Current Report on Form 8-K filed with the Commission June 13, 2014.

(13) Incorporated by reference from Current Report on Form 8-K filed with the Commission June 24, 2014.

(14) Incorporated by reference from Current Report on Form 8-K filed with the Commission July 1, 2014.

(15) Incorporated by reference from Current Report on Form 8-K filed with the Commission August 25, 2014.

(16) Incorporated by reference from Current Report on Form 8-K filed with the Commission March 10, 2015.

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

SPOTLIGHT INNOVATION INC.

Dated: April 15, 2015	By:	/s/ Cris Grunewald
Cris Grunewald, President/Chief
Executive Officer

Dated: April 15, 2015	By:	/s/ David F. Hostelley
David F. Hostelley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	By:	/s/ Cris Grunewald
Director

