Form 10-Q
period 2015-03-31
Spotlight Innovation, Inc.
filed 2015-05-18
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2015, the Company had outstanding 13,752,026 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SPOTLIGHT INNOVATION, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash	$1,619,559	$9,068
Restricted cash	121,125	122,250
Total current assets	1,740,684	131,318

Property, plant and equipment, net	8,250	8,475
In-process research and development	6,977,347	6,977,347
Total assets	$8,726,281	7,117,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$324,168	$330,099
Accrued liabilities	522,386	457,440
Accounts payable – related parties	76,027	348,955
Stock payable	-	269,705
Warrants payable	1,072,376	692,317
Notes payable	356,131	356,131
Lines of credit, net of discounts of $1,822 and $2,586, respectively	886,478	750,714
Short-term debt – related party	163,470	183,000
Convertible debentures – related parties, net of debt discounts of $2,601,930 and $82,004, respectively	785,395	670,322
Total liabilities	4,186,431	4,058,683

Stockholders’ equity:

Series A preferred stock, $5.00 par value, 500,000 shares authorized,
0 shares issued and outstanding	-	-

Series C preferred stock, $5.00 par value, 500,000 shares authorized,
0 shares issued and outstanding	-	-

Preferred stock, $0.001 par value, 4,000,000 shares authorized
0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 4,000,000,000 shares authorized,
13,579,426 and 13,094,618 shares issued and outstanding, respectively	13,579	13,095
Additional paid-in capital	13,719,269	11,277,032
Accumulated deficit	(11,563,511)	(10,601,946)
Non-controlling interest	2,370,513	2,370,276
Total stockholders’ equity	4,539,850	3,058,457

Total liabilities and stockholders’ equity	$8,726,281	$7,117,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

 (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating expenses:
General and administrative	649,310	93,844
Depreciation and amortization	225	-

Total operating expenses	649,535	93,844

Loss from operations	(649,535)	(93,844)

Other income (expense):
Interest expense	(301,341)	(19,038
Loss on settlement of debt	(29,984)	-
Gain on foreign currency exchange	19,530	-
Total other expense	(311,793)	(19,038)

Net loss	(961,328)	(112,882)
Net income attributable to non-controlling interest	237	-
Net loss attributable to Spotlight Innovation, Inc.	$(961,565)	$(112,882)
Net loss per common share – basic and diluted	$(0.07)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	13,412,821	8,530,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

 (unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(961,328)	(112,882)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	225	-
Amortization of debt discount	115,837	8,000
Amortization of deferred financing costs	135,000	-
Loss on debt extinguishment	29,984	-
Share-based compensation	298,879	-
Gain on foreign currency exchange	(19,530)	-
Changes in operating assets and liabilities:
Accounts payable	(5,932)	39,008
Accounts payable - related party	146,485	-
Accrued liabilities	64,946	29,655
Net cash used in operating activities	(195,434)	(36,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,125	1,125
Deposit paid for business acquisition	-	(11,263)
Net cash provided by/(used in) investing activities	1,125	(10,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,500
Proceeds from convertible debentures – related parties	1,719,800	-
Proceeds from sale of common shares and warrants	85,000	-
Net cash provided by financing activities	1,804,800	27,500

Increase/(decrease) in cash during the period	1,610,491	(18,857)
Cash, beginning of the period	9,068	19,102
Cash, end of the period	$1,619,559	$245

Supplemental cash flows information
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deferred financing costs for convertible debentures	$135,000	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$277,598	$-
Beneficial conversion feature for convertible debentures	$999,310	$-
Common shares issued for stock payable	$269,705	$-
Warrants issued in satisfaction of warrants payable	$385,351	$-
Warrants issued for extinguishment of accounts payable – related party	$419,413	$-
Common shares issued for convertible debentures	$-	$118,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SPOTLIGHT INNOVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation, Inc. (the “Company”) was organized under the laws of the state of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovation, LLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation (“American Exploration”). The Company was founded to identify, validate and finance healthcare-focused companies formed for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

On June 4, 2014, the Company, through its wholly-owned subsidiary, Celtic Biotech Iowa, Inc. (“Celtic Iowa”), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company (“CBL”), to provide for continued development and eventual marketing of the intellectual property of CBL. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy. Celtic Iowa develops novel therapeutic products for the treatment of solid cancers and pain in humans. Derived from naturally specialized receptor-binding proteins, these products have the potential to reduce treatment costs, increase survivability, and improve the quality of life for cancer patients.

The accompanying consolidated financial statements of Spotlight Innovation Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on April 15, 2015, have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s subsidiary Celtic Iowa. During the year ended December 31, 2014, Celtic Iowa acquired 95% of the outstanding shares of CBL. Accordingly, the Company has consolidated CBL and its subsidiary Celtic Iowa. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report the non-controlling interest in Celtic Biotech, Ltd. as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

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

For the three months ended March 31, 2015 and 2014, the dilutive effect of 5,200 and 0 options and 70,338 and 0 warrants, and 3,011,099 and 288,889 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2015, the Company had $618,256 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the three months ended March 31, 2015 and 2014, the Company maintained cash accounts in U.S. dollars and European Union euros, and incurred certain expenses denominated in European Union euros. The Company's and its consolidated subsidiaries’ functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are remeasured into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are remeasured using exchange rates at the end of each period. Exchange gains or losses on remeasurements are included in earnings.

In the event that the functional currency of a Company’s consolidated subsidiary was not the U.S dollar, then that subsidiary’s foreign currency monetary assets and liabilities are translated into U.S. dollars at the current exchange rate and non-monetary assets and liabilities are translated using historical exchange rates. Such adjustments resulting from the translation process would be reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. As of March 31, 2015 and 2014, the Company had no subsidiaries with functional currencies that required translation.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the three months ended March 31, 2015 and 2014, the Company recorded $0 in impairment to the Company’s long-lived assets.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company has accumulated net losses of $11,563,511 and has a working capital deficit $2,445,747. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. NOTES PAYABLE

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

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $4,888 and $7,173 in interest expense for the three months ended March 31, 2015 and 2014, respectively, on the above notes payable.

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433. These advances are due on demand and do not bear interest.

During the three months ended March 31, 2014, the Company received advances from a third party in the amount of $2,500. These advances were due on demand and did not bear interest, and have been repaid as of March 31, 2015.

As of March 31, 2015 and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 5. CONVERTIBLE INSTRUMENTS

Kopriva Note

On September 27, 2013, the Company entered into a convertible note (the “Kopriva Note”) in the amount of $40,000 from an investor. The term of the Kopriva Note is fifteen months from commencement. During the term of the Kopriva Note, interest shall accrue on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Kopriva Note, the outstanding balance of the Kopriva Note shall bear interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Kopriva Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Kopriva Note. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Kopriva Note.

In connection with the Kopriva Note, the conversion feature was also analyzed for a beneficial conversion feature at which time it was concluded that a beneficial conversion feature existed. The Company recorded a debt discount of $14,864 for the fair value of the beneficial conversion feature. The Company is amortizing the combined debt discounts from the warrants and beneficial conversion feature over the term of the Kopriva Note. The Company recorded interest expense of $8,000 related to the amortization of the debt discounts for the three months ended March 31, 2015. The Company also recorded $1,000 in interest expense for the three months ended March 31, 2015.

On December 19, 2014, the Company entered an agreement to extinguish the Kopriva Note and its accrued interest in exchange for 100,002 shares of common stock. This agreement modified the terms of the conversion which resulted in the holder receiving more shares. As a result of the modification of the conversion feature, the Company determined that the change in the fair value of the conversion feature was greater than 10% and accordingly, recorded $120,085 as a loss on debt extinguishment which was the difference in fair value of the new conversion feature and the carrying value of the Kopriva Note and accrued interest on the date of modification. The Company recorded the issuance of the common stock on conversion at its fair value of $165,003 based on the market price on the date of grant.

Convertible Debt Associated with Line of Credit

On April 4, 2014, the Company entered into a line of credit (the “Line of Credit”) with Denver Savings Bank in the principal amount of $752,325. The Line of Credit provides that the Company can borrow up to the aforementioned principal amount from the bank until April 1, 2017, subject to the borrowing occurring as prescribed by the Security and Loan Agreement as described below. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Line of Credit a third party (the “Cosigner”) cosigned the Line of Credit, and pledged certain collateral. In exchange for this pledge the Company issued the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one year anniversary of the Line of Credit, provided that the Line of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded as interest expense.

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

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit and the Company issues convertible promissory notes (the “Convertible Notes”). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of March 31, 2015, the Company had borrowed $752,325 through the Line of Credit, and issued Convertible Notes with the third parties in the amount of $752,325. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Company received $572,220 in net proceeds from the Convertible Notes, net of debt service, expense fees and legal fees. These fees were recorded as a debt discount on the Convertible Notes. The Convertible Notes also contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $186,869.

Pursuant to the Convertible Notes, the Company issued warrants to purchase 752,325 shares of common stock of the Company at an exercise price equal to the lower of: (i) 50% of the prior 20 days average market price on the date of exercise, or (ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $385,351, which was recorded as a debt discount to the Convertible Notes.

All notes were due on December 31, 2014 and are now in default. The Company has not received a notice of default or demand for repayment from the lenders as of the date of this filing.

Additional Convertible Notes Associated with Additional Line of Credit

On July 29, 2014, the Company entered into an agreement with a third party individual to guarantee an additional line of credit (the “Additional Line of Credit”) in the amount of $250,000 with Denver Savings Bank. The Company may request draw downs on the Additional Line of Credit at any time. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the Individual. The shares of common stock had a fair value of $33,840 based on the market price on the date of grant and have been recorded as deferred financing costs.

The Individual and three third parties entered into a Security and Loan Agreement (the “Additional SLA”). The Additional SLA ensures that the Individual will be fully remunerated should the Company default on the Additional Line of Credit. The Additional SLA provides a guaranty to the Individual from the three third parties, which have pledged to repay any outstanding amounts on the Additional Line of Credit should the Company default on the Additional Line of Credit.

As of March 31, 2015, $135,000 has been drawn on the Additional Line of Credit. Once a request is made, the Individual withdraws the funds and issues them to the third parties. The third parties then loan the Company the funds from the Line of Credit and the Company issues convertible promissory notes (the “Additional Convertible Notes”). The third party guarantors require the Company to repay all funds drawn under the Additional Line of Credit to the bank in addition to the obligation to pay the guarantors for the principal amount of the convertible notes. As the Company is both obligated to the Bank, as a cosignor to the Additional Line of Credit and to the third parties through the Additional Convertible Notes, the Company has recorded liabilities on both obligations.

The Company has entered into Additional Convertible Notes with the third parties in the amount borrowed. The Additional Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Additional Convertible Notes into shares of the Company’s common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per share. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $31,815.

Pursuant to the Additional Convertible Notes, the Company issued warrants to purchase 135,000 shares of common stock of the Company at an exercise price equal to the lower of: (i) 50% of the prior 20 days average market price on the date of exercise, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The Company calculated the relative fair value of the warrants using the Black-Scholes model at $67,985, which was recorded as a debt discount to the Convertible Notes.

The Company is amortizing the combined debt discounts from the original issue discounts, warrants and beneficial conversion feature over the term of the Convertible Notes and Additional Convertible Notes. The Company recorded interest expense of $115,073 related to the amortization of the debt discounts for the three months ended March 31, 2015. The Company also recorded $43,718 in interest expense for the three months ended March 31, 2015.

Greig Companies Note

On March 27, 2015, the Company entered into a convertible note (the “Greig Note”) in the amount of $2,500,000 with a related party investor and received proceeds of $1,620,000 net of debt service, origination fee and legal fees. The term of the Greig Note is sixty months from commencement. During the term of the Greig Note, interest shall accrue on the unpaid principal balance at a rate equal to the prime rate plus five percentage points per annum, compounded annually, for the first thirty-six months; and prime rate plus six percentage points in the last twenty-four months. Should the Company default on the Greig Note, the outstanding balance of the Greig Note shall bear interest at the default rate of two additional percentage points per annum, compounded annually. The Company issued warrants to purchase 250,000 and 300,000 shares of the Company's common stock to K4, LLC and The Grieg Companies, respectively, as consideration for entering into the convertible note. The warrants have an exercise price equal to 50% of the 20 day average closing market price of the Company’s common stock prior to the date of exercise, provided that the exercise price shall not be below $1.50 per share. The Greig Note also contains a conversion feature that allows the investor to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a price of $1.50 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Greig Note. The relative fair value of the warrants issued on the date of grant was $652,504 and was recorded as a debt discount on the Greig Note. As of March 31, 2015, the Company has recorded the relative fair value as a warrant payable. The Company analyzed the Greig Note for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $967,496.

The Company is amortizing the combined debt discounts from the original issue discounts, warrants and beneficial conversion feature over the term of the Convertible Notes. The Company accrued interest expense of $2,260 for the three months ended March 31, 2015.

NOTE 6. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

At March 31, 2015 and 2014, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the merger. For the three months ended March 31, 2015 and 2014, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2015 and 2014, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2015 and 2014, the Company has a net operating loss carry forward of approximately $11.4 million and $7.1, respectively, which will expire between years 2028 and 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Merger.

NOTE 7. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

COMMON STOCK

2015 Issuances

Stock Subscriptions

On January 5, 2015, the Company issued 33,334 shares of common stock for a subscription received in December 2014. The subscription consisted of 33,334 shares of common stock and 12,500 warrants to purchase one share of common stock for each warrant, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share and expire three years after the date of issuance. The relative fair value of the common stock was $13,702 and was recorded as a stock payable as of December 31, 2014. As of March 31, 2015, the warrants remain unissued.

In January 2015, the Company issued 157,000 shares of its common stock to settle stock payables in an amount of $256,002.

On February 28, 2015, the Company entered into a stock for services agreement with Michael Reysack, the Company’s Investor Relations Officer, to issue 156,139 shares of common stock for services. The fair value of these shares was $257,629 based on the market price on the date of grant.

During the three months ended March 31, 2015, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 113,335 shares of common stock and 42,500 warrants to purchase one share of common stock for each warrant, for net cash proceeds of $85,000. The warrants have an exercise price of $1.25 per share and expire three years after the date of issuance.

Options

We have one equity compensation plan, the Spotlight Innovation Inc. 2009 Stock Option Plan (the “2009 Plan”).

A summary of the stock option activity for the three months ended March 31, 2015 is presented.

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2014	5,200	$359.04	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2015	5,200	$359.04	$-
Exercisable March 31, 2015	5,200	$359.04	$-

Warrants

During the three months ended March 31, 2015, the Company received subscriptions to acquire 113,335 shares of common stock and 42,500 warrants to purchase one share of common stock each, for net cash proceeds of $85,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance. The relative fair value of the warrants based on the Black-Scholes model was $38,413. As of March 31, 2015, the Company has recorded the relative fair value as a warrant payable.

The Company issued warrants to purchase 135,000 shares of common stock in conjunction with the Additional Convertible Notes during January 2015. The exercise price is equal to the lower of: (i) 50% of the prior 20 days average market price on the date of exercise, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years. The relative fair value of the warrants based on the Black-Scholes model was $67,985.

The Company granted warrants to purchase 250,000 and 300,000 shares of common stock to related parties in conjunction with a convertible note dated March 27, 2015. The warrants have an exercise price of $1.50 per share, and expire thirty-six (36) months from the date of repayment or conversion of the convertible note. The relative fair value of the warrants based on the Black-Scholes model was $652,504. As of March 31, 2015, the Company had issued warrants to purchase 300,000 common shares and recorded the relative fair value of the unissued warrants of $277,598 as a warrant payable.

The Company issued warrants to purchase 359,620 shares of common stock to a related party in conjunction with a settlement of an outstanding payable in the amount of $419,413. The warrants have an exercise price of $1.50 per share, and expire five years from the date of issuance. The fair value of the warrants based on the Black-Scholes model was $449,398. Accordingly, the Company recorded a loss on extinguishment of debt of $29,984. As of March 31, 2015, the Company has recorded the relative fair value as a warrant payable.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include :i) discount rates ranging from 1.07% to 1.42%; ii) expected terms ranging from 3.00 to 5.00 years; iii) expected volatility ranging from 328.77% to 406.58%; iv) zero expected dividends and v) stock price of $1.25 to $1.65.

During the three months ended March 31, 2015, the Company issued 750,000 warrants that were granted in the year ended December 31, 2014 and were recorded as a warrant payable. The Company recorded $385,351 in additional paid-in capital for the issuance of the warrants in satisfaction of the warrants payable.

A summary of the warrant activity for the three months ended March 31, 2015 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2014	1,364,171	$1.40	$-
Granted	1,185,000	1.25	-
Exercised	-	-	-
Expired	-	-	-
Outstanding March 31, 2015	2,549,171	1.94	-
Exercisable March 31, 2015	2,549,171	1.94	$-

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of March 31, 2015 is 3.27 years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On June 4, 2014, the Company entered into a series of agreements related to an equity arrangement for the sole purpose of funding acquisitions. The Company sold 1,051,200 Convertible Series A Preferred stock for $41,418,000 to nine investors, through a private placement of 900 Units (the “Securities”) consisting of 1,168 shares of Convertible Series A Preferred Stock (convertible into common shares of the Company) and warrants to purchase 413,964,900 common shares of the Company. The warrants have exercise prices from $0.25 to $0.7035 per share and terms of four to six years. The Company can receive up to $165,681,009 if all the warrants are exercised. The Convertible Series A Preferred stock may convert into common shares of the Company at a rate of 1 share of Series A Preferred stock for 100 shares of common stock and must be converted within three years.

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

The release of funds is based upon trading volumes at or above a minimum bid price which will cause a release of a percentage of each periodic “Breakout” funds to the Company. There are provisions within the agreement which address release of funds to the Company in the event that:

1.) trading volume is below the minimums, and

2.) average bid prices are above or below the minimums.

The Company, through its subsidiary Celtic Biotech Iowa, Inc. entered into a license agreement to license technology for novel therapy for chronic kidney disease owned by Zheng-Hong Qin of Wilmington, Massachusetts. The agreement provides for a 7% royalty payment on all net sales related to the licensed therapies. As of March 31, 2015, no sales have been made.

On December 3, 2014, the Company signed a Memorandum of Understanding with Black Swan, LLC to provide certain government relations and related services. The MOU provides for compensation to Black Swan of a monthly cash retainer as well as a grant of 150,000 common shares at a date that is mutually agreed upon by the parties:

(1) A monthly retainer, the amount and duration of which to be determined, but in any event a total of $7,500 shall be paid to Black Swan for initial work during the period ending December 31, 2014 ($3,750 of which has previously been paid by the Company to Black Swan);

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

On December 19, 2014, the Company entered into an agreement with a third party to provide investor relations consulting services. The Company agreed to issue 30,000 shares of restricted common stock at the time of the agreement and up to 150,000 additional shares based on milestones achieved by the consultant. As of December 31, 2014, the consultant had achieved one of the milestones and was due an additional 25,000 shares. The fair value of the 55,000 shares of common stock to be issued to the consultant was $91,000 based on the market price on the dates of grant which was recorded as a stock payable at December 31, 2014. During the three months ended March 31, 2015, the consultant met an additional milestone which required the Company to issue 25,000 shares of common stock. The shares were valued at $41,250 based on the market price on the date grant. All of the shares earned by the consultant were issued in January and February of 2015. On April 29, 2015, the consulting agreement was mutually terminated.

NOTE 9. RELATED PARTY TRANSACTIONS

As a result of the acquisition of CBL, the Celtic Biotech Iowa, Inc. assumed two short-term notes payable due to a related party. The debts are denominated in Euros, and on June 4, 2014, the date of acquisition, the carrying amount of the debts were $204,186 after foreign currency remeasurement. The notes accrue compounded interest at 5% per annum and were due in November and December 2014. As of March 31, 2015, these notes were still outstanding and the carrying value of the notes was $163,470, resulting in the Company recording $19,530 in gain on foreign currency remeasurement. The Company has negotiated an extension of the due date to December 31, 2015 for the note that was due in December 2014.

On March 27, 2015, the Company entered into an agreement with Catwalk Capital, LLC to settle outstanding fees due to Catwalk. To settle a balance of $491,881, the Company agreed to pay $72,467 in cash and the Company granted Catwalk 359,620 warrants to purchase common shares of the Company at $1.25 per share, expiring five years after date of issuance. The warrants have an exercise price of $1.50 per share, and expire five years from the date of issuance. The fair value of the warrants based on the Black-Scholes model was $449,398. Accordingly, the Company recorded a loss on extinguishment of debt of $29,984.

On March 30, 2015, the Company entered into a consulting agreement with The Greig Companies, whose principal is a significant shareholder of the Company. The consultant will provide corporate and strategic growth advisory services. The Company has agreed to pay the consultant a $10,000 monthly fee with an additional per diem reimbursement of $1,250 for days traveling. The term of the contract is 3 years.

NOTE 10. SUBSEQUENT EVENTS

On April 3, 2015, the Company received a subscription for 140,000 shares of common stock and warrants to purchase 52,500 shares of common stock for each warrant, for net cash proceeds of $105,000. The warrants have an exercise price of $1.25 per share and expire three years of the date of issuance. The relative fair value of the warrants calculated based on the Black-Scholes model was $40,368.

On April 28, 2015, the Company issued 30,000 shares to a third party in conjunction with the annual line of credit fee with Denver Savings Bank. The shares were valued at $37,500, based on the market price on the date of grant and will be recorded as interest expense.

On April 29, 2015, the Company entered into a three-year consulting agreement with Sundrop Consulting, Inc. (“Sundrop”) and agreed to compensate Sundrop as follows: $10,669 per month; 25,000 shares of common stock upon execution of the agreement; a warrant to purchase 100,000 shares of the Company’s common stock at $1.29 per share with a expiration date of December 19, 2017. In addition, the Company agreed to pay a bonus of $300,000 in cash and 500,000 shares of common stock if the Company receives $10 million in financing through the efforts of Sundrop; a bonus of $100,000 in cash and 300,000 shares of common stock if the Company achieves a listing of its securities on the New York Stock Exchange or Nasdaq; and a bonus of $750,000 in cash and 1.5 million shares of common stock if the Company receives $40 million in financing through the efforts of Sundrop.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Spotlight Innovation, Inc. (the “Company” or “We”) was organized under the laws of the state of Iowa on March 23, 2012 (“inception”) under the name Spotlight Innovation, LLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation (“American Exploration”). The Company was founded to identify, validate and finance healthcare-focused companies formed for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

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

On June 4, 2014, the Company, through its wholly-owned subsidiary, Celtic Biotech Iowa, Inc. (“Celtic Iowa”), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company (“CBL”), to provide for continued development and eventual marketing of the intellectual property of CBL. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy. Celtic Biotech Iowa develops novel therapeutic products for the treatment of solid cancers and pain in humans. Derived from naturally specialized receptor-binding proteins, these products have the potential to reduce treatment costs, increase survivability, and improve the quality of life for cancer patients.

Celtic Iowa holds a license related to Cardiotoxin, a drug currently in Phase 1 trials. If clinical efficacy for Cardiotoxin can be demonstrated in chronic kidney disease then it would represent the only specific product for this condition. Clinical studies are expected to be relatively straightforward to organize and the clinical endpoints well established. A small trial could be completed to establish the baseline response prior to committing to full scale studies. We could see studies well underway before 2015 year end with a Federal Drug Administration (“FDA”) trial wrapped up by end of fiscal 2016. The application is patent pending and would meet New Chemical Entity status in the United States (“US”) and European Union (“EU”).

Celtic Iowa is engaged in clinical trials in France and it anticipates restarting a study previously begun by CBL prior to being acquired by the Company. In order to monitor the trial per regulatory requirements they have a Contract Research Organization (CRO) in place (Immunoclin). The study drug is available for the study, however given the period of time since its manufacture it needs to be retested for potency. If adequate potency cannot be confirmed then a new study drug batch will need to be prepared.

In March, 2015 Celtic Iowa registered and launched a topical gel product as a drug delivery base for use in pharmacy compounding. The concept allows Celtic Iowa to enter the market place and may start generating some small revenues to assist in fueling the burn rate. At this time no sales have been made though efforts will increase in the near future.

In parallel with this effort. The Company is assessing a similar formulation to assess if the product may be useful in treating precancerous skin lesions.

Memcine Pharmaceuticals, Inc.

On March 9, 2015, the Company entered into a Securities Purchase Agreement with Memcine Pharmaceuticals, Inc. (“Memcine”). Pursuant to the agreement the Company will acquire approximately 82% of the outstanding securities of Memcine. The closing of the transaction is contingent upon several conditions including but not limited to: completion of due diligence, entry into a shareholder agreement, and entry into an agreement with Dr. Tony Vanden Bush, Ph.D.

Memcine Pharmaceuticals, Inc. is a universal vaccine platform company founded in 2010 to develop Immunoplex™, with broad applicability in both infectious diseases and oncology immunotherapy. Immunoplex™ infectious disease vaccines are delivered needle-free at mucosal surfaces without adjuvants, and elicit a more robust immune response via the body’s natural immune defenses. Immunoplex™ vaccines are protein subunit-based, and therefore avoid the manufacturing and distribution hurdles normally associated with infectious agent-based vaccines. Proof-of-concept has been achieved in several murine models, including Hepititus B, influenza, and a breast cancer immunotherapy model. Memcine’s business strategy is to function as a discovery engine and out-license by field and territory.

Immunoplex™ utilizes a universal antibody in all vaccines for both infectious diseases and oncology personalized medicine indications. The crux of the invention involves a proprietary peptide tag that is covalently attached to the antigen or tumor cell, and an antibody that binds the tag to form an “Immunoplex”. The tag-antibody complex delivers the antigen cargo to key immune players such as dendritic cells and macrophages. Thus the immune system is efficiently alerted, utilizing far less antigen than traditional vaccines and without harmful adjuvants. Memcine is managing patent applications on Immunoplex™ in collaboration with the University of Iowa Research Foundation.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Net Sales. For the three months ended March 31, 2015 and 2014, sales were $nil. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $649,310 for the three months ended March 31, 2015 from $93,844 for the three months ended March 31, 2014, representing a 592% increase. The increase was mainly due to an increase in professional and consulting fees.

Other Income (Expense). For the three months ended March 31, 2015, other expense was $311,793, compared to $19,038 for the three months ended March 31, 2014. The increase in other expense was primarily due to increased interest expense because of greater indebtedness.

Net Loss. The Company’s net loss was $961,328 and $112,882 for the three months ended March 31, 2015 and 2014, respectively. The increase was due to increased expenses noted above.

Liquidity and Capital Resources:

The Company had $1,619,559 in cash and equivalents as of March 31, 2015. The Company has negative working capital of $2.4 million and total stockholders’ equity of $4.5 million as of March 31, 2015. For the quarter ended March 31, 2015, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $1,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Cash Flows for the three months ended March 31, 2015 and 2014

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $195,434 and $36,219 for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used is related to the increase in consulting and professional fees incurred during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cash Flows from Investing Activities. The Company had net cash provided by investing activities of $1,125 for the three months ended March 31, 2015 compared to net cash used of $10,138 in the three months ended March 31, 2014. The Company spent $11,263 to purchase Celtic Biotech Ltd. in the three months ended March 31, 2014.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $1,804,800 for the three months ended March 31, 2014 compared to $27,500 for the three months ended March 31, 2014. The increase in cash provided by financing activities is primarily related proceeds received from the issuance of convertible debentures – related parties.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended March 31, 2015, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, the Company issued 157,000 shares of its common stock to settle stock payables in an amount of $256,002.

On February 28, 2015, the Company entered into a stock for services agreement with Michael Reysack, the Company's Investor Relations Officer, to issue 159,139 shares of common stock for services.

During the three months ended March 31, 2015, the Company issued several subscription units that consisted of common stock and warrants. The Company received subscriptions to acquire 113,335 shares of common stock and 42,500 warrants to purchase one share of common stoc for each warrant, for net proceeds of $85,000. The warrants have an exercise price of $1.25 per share and expire three years after the date of issuance.

The Company issued warrants to purchase 135,000 shares of common stock in conjunction with the Additional Convertible Notes during January 2015. The exercise price is equal to the lower of (i) 50% of the prior 20 days average market price on the date of exercise, or ii) $0.50 per share. However, in no event will the exercise price be lower than $0.25 per share. The warrants have a term of three years.

In March 2015 the Company issued warrants to purchase 359,620 shares of common stock to a related party in conjunction with a settlement of an outstanding payable in the amount of $419,413.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

___________________

(1)	Filed herewith.
(2)

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Spotlight Innovation Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOTLIGHT INNOVATION INC.

Dated: May 18, 2015	By:	/s/ Cris Grunewald
Cris Grunewald
President/Chief Executive Officer, Director

	By:	/s/ David F. Hostelley
David F. Hostelley Chief Financial Officer

