Form 10-Q
period 2015-09-30
Spotlight Innovation, Inc.
filed 2015-11-18
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

Commission File No. 333-141060

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 Westown Parkway, Suite 200-226

West Des Moines, IA 50266

(Address of principal executive offices)

(515) 274-9087

(Issuer's telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2015, the Company had outstanding 14,277,026 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Spotlight Innovation Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$541,012	$9,068
Restricted cash	119,625	122,250
Prepaid expenses	26,250	-

Total current assets	686,887	131,318

LONG TERM ASSETS
Property, plant and equipment, net of depreciation of $1,207 and $525	30,141	8,475
In-process research and development	7,119,423	6,977,347

Total assets	$7,836,451	$7,117,140

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$181,892	$330,099
Accounts payable - related party	16,027	348,955
Accrued liabilities	847,846	457,440
Stock payable	-	269,705
Warrants payable	2,237,589	692,317
Line of credit, net of debt discount of $847 and $1,611 respectively	886,910	750,714
Notes payable	353,631	356,131
Short term debt - related party	166,410	183,000
Convertible debentures, net of debt discounts of $2,601,930 and $85,590, respectively	996,314	670,322

Total current liabilities	5,686,619	4,058,683

LONG-TERM LIABILITIES
Deferred liabilities	150,000	-

TOTAL LIABILITIES	5,836,619	4,058,683

Commitments and contingencies

EQUITY:

Series A preferred stock, $5.00 par value, 3,000,000 shares authorized, 1,051,200 shares issued and outstanding	-	-

Series C preferred stock, $5.00 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-

Preferred stock, $0.001 par value, 4,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, par value $0.001, 4,000,000,000 shares authorized, 14,277,026 and 13,094,618 shares issued and outstanding	14,277	13,095
Additional paid-in capital	14,380,207	11,277,032
Accumulated deficit	(14,749,025)	(10,601,946)
Total equity attributable to Spotlight Innovation Inc.	354,541	688,181
Non-controlling interest	2,354,373	2,370,276
Total equity	1,999,832	3,058,457

Total liabilities and equity	$7,836,451	$7,117,140

See accompanying notes to the unaudited consolidated financial statements.

Spotlight Innovation Inc.

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,799,468	405,202	3,208,479	751,611
Research and development expense	254,844	-	258,496	-
Settlement of payables	-	-	4,076	-

Total operating expenses	2,054,312	405,202	3,471,051	751,611

LOSS FROM OPERATIONS	(2,054,312)	(405,202)	(3,471,051)	(751,611)

OTHER INCOME (EXPENSE):
Interest expense	(182,003)	(361,411)	(763,195)	(1,275,960)
Other income	146	-	477	-
Gain on foreign currency exchange	31,180	-	64,422	-

Total other expense	(150,677)	(361,411)	(698,296)	(1,275,960)

Net loss	(2,204,989)	(766,613)	(4,169,347)	(2,027,571)
Net loss attributable to non-controlling interest holder	(21,245)	-	(22,267)	-

Net loss attributable to Spotlight Innovations, Inc.	$(2,183,744)	$(766,613)	$(4,147,080)	$(2,027,571)

Net loss per common share - basic and diluted	$(0.17)	$(0.07)	$(0.31)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	14,277,026	11,502,376	13,828,277	9,932,639

See accompanying notes to the unaudited consolidated financial statements.

Spotlight Innovation Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,147,080)	$(2,027,571)
Net loss attributable to noncontrolling interests	(22,267)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	462,188	425,542
Amortization of deferred financing costs	-	771,685
Interest expense from common shares issued for modification of convertible debt	37,500	80,000
Depletion, depreciation, amortization and accretion expense	1,625	300
Share-based compensation	1,983,764	102,500
Settlement of payables	4,076	-
Gain on foreign currency exchange	(64,422)	-
Changes in operating assets and liabilities:
Prepaid expense	(26,250)	-
Deposits		12,250
Accounts payable	(148,744)	(81,115)
Accounts payable- related party	86,485	60,704
Accrued expenses	463,293	96,870
NET CASH USED IN OPERATING ACTIVITIES	(1,369,832)	(558,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(5,220)	-
Acquisition of Celtic Biotech	-	2,955
Acquisition of Memcine, net of cash received of $27,071	(2,929)	-
Restricted cash	2,625	(53,285)
NET CASH USED IN INVESTING ACTIVITIES	(5,524)	(49,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on short term debt	-	2,500
Proceeds from convertible debentures – related parties	1,719,800	501,970
Repayment of notes payable	(2,500)	(102,500)
Proceeds from sale of common stock	190,000	225,000
Proceeds from related party advances	-	3,560
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,907,300	630,530

NET CHANGE IN CASH	531,944	22,365

Cash at beginning of period	9,068	19,102
Cash at end of period	$541,012	$41,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$28,750	$21,362
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt discount for relative fair value of attached warrants on convertible debentures	$277,598	$265,495
Beneficial conversion feature for convertible debentures	$999,310	$236,475
Common shares issued for stock payable	$269,705	$4,728,190
Warrants issued in satisfaction of warrants payable	$385,351	$-
Warrants issued for extinguishment of accounts payable – related party	$419,413	$-
Common shares issued for deferred financing costs	$-	$771,685
Common shares issued for convertible debentures	$-	$118,113

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation Inc. (the "Company") was organized under the laws of the state of Iowa on March 23, 2012 ("inception") under the name Spotlight InnovationLLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation ("American Exploration"). The Company was founded to identify, validate and finance healthcare-focused companies formed for the purpose of commercializing intellectual property developed by major centers of academia in the United States. The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. The principals of the Company have been involved in all stages of the commercialization of healthcare intellectual property over the last eight years.

On June 4, 2014, the Company, through its subsidiary, Celtic Biotech Iowa, Inc. ("Celtic Iowa"), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company ("CBL"), to merge with and into CBL.. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy. Celtic Iowa develops novel therapeutic products for the treatment of solid cancers and pain in humans. Derived from naturally specialized receptor-binding proteins, these products have the potential to reduce treatment costs, increase survivability, and improve the quality of life for cancer patients.

On June 2, 2015, the Company concluded its purchase of 82.25% ownership interest in Memcine Pharmaceuticals, Inc., a Delaware corporation, ("Memcine") to provide for continued development of its Immunoplex™ vaccine platform technology, which is designed to use the body's own naturally occurring targeting system to deliver vaccine components to immune cells and stimulate a robust response. Memcine Pharmaceuticals has a licensing agreement for its technologies with the University of Iowa.

The accompanying consolidated financial statements of Spotlight Innovation Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on April 15, 2015, have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries Celtic Iowa and Memcine. During the year ended December 31, 2014, Celtic Iowa acquired 95% of the outstanding shares of CBL. During the three months ended September 30, 2015, the Company acquired an 82.25% interest in Memcine. Accordingly, the Company has consolidated CBL, Celtic Iowa, Inc. and Memcine. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report the non-controlling interests in CBL and Memcine as separate components of shareholders' equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest's investment basis.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants or the assumed conversion of convertible debt instruments, using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the nine months ended September 30, 2015 and 2014, the dilutive effect of 5,200 and 5,200 options, 885,000 and 1,559,936 warrants, and 1,774,650 and 250,985 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2015, the Company had $291,012 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the nine months ended September 30, 2015 and 2014, the Company maintained cash accounts in U.S. dollars and European Union euros, and incurred certain expenses denominated in European Union euros. The Company's and its consolidated subsidiaries' functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are remeasured into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are remeasured using exchange rates at the end of each period. Exchange gains or losses on remeasurements are included in earnings.

In the event that the functional currency of a Company's consolidated subsidiary was not the U.S dollar, then that subsidiary's foreign currency monetary assets and liabilities are translated into U.S. dollars at the current exchange rate and non-monetary assets and liabilities are translated using historical exchange rates. Such adjustments resulting from the translation process would be reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. As of September 30, 2015 and 2014, the Company had no subsidiaries with functional currencies that required translation.

In-Process Research and Development

In-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. During 2014, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets acquired was $7,119,423. These assets are still subject to research and development completion and accordingly, no amortization has been recorded.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the three months ended September 30, 2015 and 2014, the Company recorded $0 in impairment to the Company's long-lived assets.

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

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurement ("ASC 820"), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company has accumulated net losses of $14,749,025 and has a working capital deficit $4,999,732. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital and then attain profitable operations. Management is investigating all options to raise enough funds to meet the Company's working capital requirements through either the sale of the Company's common stock or other financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

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

Memcine had immaterial activity during the nine months ended September 30, 2014 and the period from January 1, 2015 through June 2, 2015. Accordingly, the Company has not presented pro forma information for the acquisition as the impact to the Company's operations was deemed immaterial.

In late second quarter 2015 the Company employed Capital Rx Consulting to complete an independent valuation of the potential value of Memcine, once the Immunoplex platform reaches human clinical trials. Based upon their results the range of value for the Immunoplex Platform is between a best case scenario of $27.9 million and worst case scenario $3.9 million with a mid-point of $12.8 million. The worst case assumes that reaching human clinical trials takes longer than 5 year. The financial statements as presented here do not reflect any valuation based upon this study.

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

The Company recorded the 5% non-controlling interest in CBL at a fair value of $327,124. The preferred shares issued are convertible into common shares of Celtic Iowa on a one for one basis in the event of a Deemed Liquidation Event (as defined in the Certificate of Designation) and are redeemable at the Company's option in five years at the stated par value of $5 per share. The preferred shares have preferential rights to the net assets of Celtic Iowa in the case of liquidation up to the par value of the stock. While the Company maintains voting control through the common stock of Celtic Iowa and controls management decisions of Celtic Iowa, the Company's rights to the net assets are subordinated to the preferred stock until the net assets of the Company exceeds $2,372,078. As a result, the Company has recorded non-controlling interest in Celtic Iowa of $2,372,078, which is the value attributed to the Preferred B stock issued by Celtic Iowa net of the non-controlling interest in CBL. The Preferred Stock of Celtic Iowa is eliminated in consolidation.

CBL had immaterial activity during the nine months ended September 30, 2014. Accordingly, the Company has not presented Pro forma information for the acquisition as the impact to the Company's operations was deemed immaterial.

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

The Company also assumed $92,923 in accrued interest related to these notes. The Company recorded $21,540 and $21,533 in interest expense for the nine months ended September 30, 2015 and 2014, respectively, on the above notes payable.

The Company also assumed a liability for previous advances made by American Exploration's former CEO in the amount of $23,433. During the nine months ending September 30, 2015, the Company repaid $2,500 of these advances. These advances are due on demand and do not bear interest.

During the nine months ended September 30, 2014, the Company received advances from a third party in the amount of $2,500. These advances were due on demand and did not bear interest, and have been repaid as of September 30, 2015.

As of September 30, 2015 and through the date of these financial statements, the Company has not received any demand notice from the lenders noted above for payment of principal or interest on these notes payable.

NOTE 6. CONVERTIBLE INSTRUMENTS

Kopriva Note

On September 27, 2013, the Company entered into a convertible note (the "Kopriva Note") in the amount of $40,000 from an investor. The term of the Kopriva Note is fifteen months from commencement. During the term of the Kopriva Note, interest shall accrue on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Kopriva Note, the outstanding balance of the Kopriva Note shall bear interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Kopriva Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20 day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants will have a term of thirty-six (36) months from the date of repayment or conversion of the Kopriva Note. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Kopriva Note.

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

Convertible Debt Associated with Line of Credit

On April 4, 2014, the Company entered into a line of credit (the "Line of Credit") with Denver Savings Bank in the principal amount of $752,325. The Line of Credit provides that the Company can borrow up to the aforementioned principal amount from the bank until April 1, 2017, subject to the borrowing occurring as prescribed by the Security and Loan Agreement as described below. Interest accrues at the rate of 4.25% per year. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount of credit outstanding. As security for the Line of Credit a third party (the "Cosigner") cosigned the Line of Credit, and pledged certain collateral. In exchange for this pledge, the Company issued to the Cosigner 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one year anniversary of the Line of Credit, provided that the Line of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded as interest expense.

On April 4, 2014, the Cosigner and three third parties entered into a Security and Loan Agreement (the "SLA"). The SLA ensures that the Cosigner will be fully remunerated should the Company default on the Line of Credit. The SLA provides a guaranty to the Cosigner from the three third parties, which have pledged to repay any outstanding amounts on the Line of Credit should the Company default on the Line of Credit.

The Company may request draw downs on the Line of Credit at any time. Once a request is made, the Cosigner withdraws the funds and issues them to the third parties. The third parties will then loan the Company the funds from the Line of Credit and the Company issues convertible promissory notes (the "Convertible Notes"). As the Company is both obligated to the Bank, as primary obligor, and to the third parties through the Convertible Notes, the Company has recorded liabilities on both obligations. The amounts attributable to the Line of Credit directly are recorded as non-cash interest expense. As of September 30, 2015, the Company had borrowed $752,325 through the Line of Credit, and issued Convertible Notes with the third parties in the amount of $752,325. The Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Company received $572,220 in net proceeds from the Convertible Notes, net of debt service, expense fees and legal fees. These fees were recorded as a debt discount on the Convertible Notes. The Convertible Notes also contain a conversion feature which allows the Company to convert the Convertible Notes into shares of the Company's common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per shares. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $186,869.

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

Additional Convertible Notes Associated with Additional Line of Credit

On July 29, 2014, the Company entered into an agreement with a third party individual to guarantee an additional line of credit (the "Additional Line of Credit") in the amount of $250,000 with Denver Savings Bank. The Company may request draw downs on the Additional Line of Credit at any time. In exchange for the guarantee, the Company issued 42,300 shares of its common stock to the Individual. The shares of common stock had a fair value of $33,840 based on the market price on the date of grant and have been recorded as deferred financing costs.

The Individual and three third parties entered into a Security and Loan Agreement (the "Additional SLA"). The Additional SLA ensures that the Individual will be fully remunerated should the Company default on the Additional Line of Credit. The Additional SLA provides a guaranty to the Individual from the three third parties, which have pledged to repay any outstanding amounts on the Additional Line of Credit should the Company default on the Additional Line of Credit.

As of September 30, 2015, $135,000 has been drawn on the Additional Line of Credit. Once a request is made, the Individual withdraws the funds and issues them to the third parties. The third parties then loan the Company the funds from the Line of Credit and the Company issues convertible promissory notes (the "Additional Convertible Notes"). The third party guarantors require the Company to repay all funds drawn under the Additional Line of Credit to the bank in addition to the obligation to pay the guarantors for the principal amount of the convertible notes. As the Company is both obligated to the Bank, as a cosigner to the Additional Line of Credit and to the third parties through the Additional Convertible Notes, the Company has recorded liabilities on both obligations.

The Company has entered into Additional Convertible Notes with the third parties in the amount borrowed. The Additional Convertible Notes accrue interest at 20.5% per annum and mature in six months from the dates of issuance. The Convertible Notes contain a conversion feature which allows the Company to convert the Additional Convertible Notes into shares of the Company's common stock. The conversion price is the lower of 50% of the prior 20 days average market price on the date of conversion, or $0.50 per share. However, in no event will the conversion price be lower than $0.25 per share. The Company analyzed the Convertible Notes for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $31,815.

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

The Company is amortizing the combined debt discounts from the original issue discounts, warrants and beneficial conversion feature over the term of the Convertible Notes and Additional Convertible Notes. The Company recorded interest expense of $269,844 related to the amortization of the debt discounts for the nine months ended September 30, 2015. The Company also recorded $156,247 in interest expense for the nine months ended September 30, 2015.

Greig Companies Note

On March 27, 2015, the Company entered into a convertible note (the "Greig Note") in the amount of $2,500,000 with a related party investor and received proceeds of $1,620,000, net of debt service, origination fee and legal fees. The term of the Greig Note is 60 months from commencement. During the term of the Greig Note, interest shall accrue on the unpaid principal balance at a rate equal to the prime rate plus five percentage points per annum, compounded annually, for the first 36 months; and prime rate plus six percentage points in the last 24 months. Should the Company default on the Greig Note, the outstanding balance of the Greig Note shall bear interest at the default rate of two additional percentage points per annum, compounded annually. The Company issued warrants to purchase 250,000 and 300,000 shares of the Company's common stock to K4, LLC and The Grieg Companies, respectively, as consideration for entering into the convertible note. The warrants have an exercise price equal to 50% of the 20 day average closing market price of the Company's common stock prior to the date of exercise, provided that the exercise price shall not be below $1.50 per share. The Greig Note also contains a conversion feature that allows the investor to convert the unpaid principal and accrued interest into shares of the Company's common stock at a price of $1.50 per share. The warrants will have a term of 36 months from the date of repayment or conversion of the Greig Note. The relative fair value of the warrants issued on the date of grant was $652,504 and was recorded as a debt discount on the Greig Note. As of September 30, 2015, the Company has recorded the relative fair value as a warrant payable. The Company analyzed the Greig Note for a beneficial conversion feature. As a result of the in-the-money conversion price, the Company determined that a beneficial conversion feature did exist and recorded a debt discount of $967,496.

The Company is amortizing the combined debt discounts from the original issue discounts, warrants and beneficial conversion feature over the term of the Convertible Notes. The Company accrued interest expense of $105,668 and recorded amortization of the debt discount as interest expense for $57,345 during the nine months ended September 30, 2015.

NOTE 7. DEFERRED LIABILITIES

In September 2012, Memcine received financial assistance from Iowa Economic Development Authority ("IEDA"). Memcine entered into an agreement with IEDA, whereby IEDA would provide $150,000 in cash proceeds to Memcine in exchange for a 2% royalty on future gross revenues of Memcine to be paid to IEDA as repayment for the financial assistance. Total royalties to be paid will be $225,000 and the payment terms are on a semi-annual basis. To date Memcine has not produced any revenues and has not been obligated to make repayment of the financial assistance. The contract also includes an acceleration clause which would require the Company to make a lump sum repayment of the financial assistance plus accrued interest at 6% per annum beginning from the date the proceeds were disbursed to Memcine should any of the following occur:

a)	Memcine issues an initial public offering

b)	Memcine relocates outside of the state of Iowa

c)	Memcine sells 51% or more of the company's assets or the company

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

At September 30, 2015, the Company's deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the merger. For the three months ended September 30, 2015, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At September 30, 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2015, the Company had a net operating loss carry forward of approximately $11.8 million, which will expire between years 2028 and 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Company's merger with American Exploration, Inc. in the year ended December 31, 2013.

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

On February 28, 2015, the Company entered into a stock for services agreement with Michael Reysack, the Company's Investor Relations Officer, to issue 156,139 shares of common stock for services. The fair value of these shares was $257,629 based on the market price on the date of grant.

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

On April 28, 2015, the Company issued 30,000 shares of common stock to a third party in conjunction with the annual line of credit fee with Denver Savings Bank. The shares were valued at $37,500, based on the market price on the date of grant and will be recorded as interest expense.

On April 28, 2015, the Company issued 2,600 shares of common stock to a third party in conjunction with a professional services agreement entered into on December 19, 2014. The shares were valued at $3,250, based on the market price on the date of grant and is recorded as compensation expense.

On June 6, 2015, the Company issued 25,000 shares of common stock to a third party in conjunction with a professional services agreement entered into on December 19, 2014. The shares were valued at $31,250, based on the market price on the date of grant and is recorded as compensation expense.

On June 23, 2015, the Company issued 500,000 shares of common stock to a third party in conjunction with a professional services agreement. The shares were valued at $525,000, based upon he market price on the date of grant and is recorded as compensation expense.

Options

We have one equity compensation plan, the Spotlight Innovation Inc. 2009 Stock Option Plan.

A summary of the stock option activity for the nine months ended September 30, 2015 is presented below.

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2014	5,200	$359.04	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding September 30, 2015	5,200	$359.04	$-
Exercisable September 30, 2015	5,200	$359.04	$-

Warrants

During the nine months ended September 30, 2015, the Company received subscriptions to acquire 113,335 shares of common stock and 42,500 warrants to purchase one share of common stock each, for net cash proceeds of $85,000. The warrants have an exercise price of $1.25 per share, and expire three years of the date of issuance. The relative fair value of the warrants based on the Black-Scholes model was $38,413. As of September 30, 2015, the Company has recorded the relative fair value as a warrant payable.

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

The Company granted warrants to purchase 250,000 and 300,000 shares of common stock to related parties in conjunction with a convertible note dated March 27, 2015. The warrants have an exercise price of $1.50 per share, and expire thirty-six (36) months from the date of repayment or conversion of the convertible note. The relative fair value of the warrants based on the Black-Scholes model was $652,504. As of September 30, 2015, the Company had issued warrants to purchase 300,000 common shares and recorded the relative fair value of the unissued warrants of $277,598 as a warrant payable.

On March 30, 2015, the Company issued warrants to purchase 359,620 shares of common stock to a related party in conjunction with a settlement of an outstanding payable in the amount of $419,413. The warrants have an exercise price of $1.25 per share, and expire five years from the date of issuance. The fair value of the warrants based on the Black-Scholes model was $449,398. Accordingly, the Company recorded a loss on extinguishment of debt of $29,984. As of September 30, 2015, the Company has recorded the relative fair value as a warrant payable.

On June 3, 2015, the Company issued warrants to purchase 200,000 shares of common stock to an unrelated third party in conjunction to a services agreement. The warrants were priced at $1.25 per share and expire in 1.7 years from issuance. The fair value of the warrants based upon the Black-Scholes model is $246,830.

On June 23, 2015, the Company issued warrants to purchase 1,000,000 shares of common stock to an unrelated party in conjunction to a services agreement. The warrants have an exercise price of $1.25 per share, and expire in 2.2 years from issuance. The fair value of the warrants based upon the Black-Scholes model is $1,043,457.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 1.07% to 1.42%; ii) expected terms ranging from 3.00 to 5.00 years; iii) expected volatility ranging from 328.77% to 406.58%; iv) zero expected dividends and v) stock price of $1.25 to $1.65.

During the nine months ended September 30, 2015, the Company issued 862,500 warrants that were granted in the year ended December 31, 2014 and were recorded as a warrant payable. The Company recorded $561,573 in additional paid-in capital for the issuance of the warrants in satisfaction of the warrants payable. There are currently 2,159,620 warrants that the Company has not issued as of September 30, 2015. The fair value of these warrants was $2,402,513.

A summary of the warrant activity for the nine months ended September 30, 2015 is presented below:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2014	1,364,171	$1.40	$-
Granted	964,531	1.25	-
Exercised	-	-	-
Expired/cancelled	(100,000)	$1.29	-
Outstanding September 30, 2015	2,228,702	$1.94	-
Exercisable September 30, 2015	2,228,702	$1.94	$-

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of September 30, 2015 was 3.27 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On June 4, 2014, the Company entered into a series of agreements related to an equity arrangement for the sole purpose of funding acquisitions. The Company issued 1,051,200 Convertible Series A Preferred stock for $41,418,000 to nine investors, through a private placement of 900 Units (the "Securities") consisting of 1,051,200 shares of Convertible Series A Preferred Stock (convertible into common shares of the Company) and warrants to purchase 413,964,900 common shares of the Company. The warrants have exercise prices from $0.25 to $0.7035 per share and terms of four to six years. The Company can receive up to $165,681,009 if all the warrants are exercised. The Convertible Series A Preferred stock may convert into common shares of the Company at a rate of 1 share of Series A Preferred stock for 100 shares of common stock and must be converted within three years.

Under the terms of the Unit Subscription Agreement ("USA"), the Investors' cash of $41,418,000 ($46,020 per Unit sold) has been deposited in a restricted account with an Intermediary, whereby an Account Management Agreement ("AMA") between the Investors, the Company, and the Intermediary governs the release of funds to the Company from the restricted account. The Company has placed with the Intermediary, the Securities to be released to the investors at the same time and ratio as the funds are released to the Company upon each closing (as defined in the USA). The Company will record the fair value of the Securities as they are issued to the investors by the Intermediary.

The restricted cash will be released to the Company with the approval of the Investors. A request first must be made to the Investors' representative along with a Use of Proceeds ("UOP") and, after review and approval by Investors' representative, will the funds be released. There are 36 planned periodic installments pursuant to the AMA schedule, which have already been approved by the Company and the Investors.

The release of funds is based upon trading volumes at or above a minimum bid price which will cause a release of a percentage of each periodic "Breakout" funds to the Company. There are provisions within the agreement which address release of funds to the Company in the event that:

1.)	trading volume is below the minimums, and

2.)	average bid prices are above or below the minimums.

As of September 30, 2015, the Company has not had any funds released to it. As such, the Securities are still in escrow.

The Company, through its subsidiary Celtic Biotech Iowa, Inc., entered into a license agreement to license technology for novel therapy for chronic kidney disease owned by Zheng-Hong Qin of Wilmington, Massachusetts. The agreement provides for a 7% royalty payment on all net sales related to the licensed therapies. As of September 30, 2015, no sales have been made.

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

On December 19, 2014, the Company entered into an agreement with a third party to provide investor relations consulting services. The Company agreed to issue 30,000 shares of restricted common stock at the time of the agreement and up to 150,000 additional shares based on milestones achieved by the consultant. In addition, the Company agreed to issue warrants to purchase 100,000 shares of common stock for a term of three years and an exercise price of $1.29 per share. The fair value of these warrants was $164,924. As of December 31, 2014, the consultant had achieved one of the milestones and was due an additional 25,000 shares. The fair value of the 55,000 shares of common stock to be issued to the consultant was $91,000 based on the market price on the dates of grant which was recorded as a stock payable at December 31, 2014. During the three months ended March 31, 2015, the consultant met an additional milestone which required the Company to issue 25,000 shares of common stock. The shares were valued at $41,250 based on the market price on the date grant. All of the shares earned by the consultant were issued in January and February of 2015. On April 29, 2015, the consulting agreement was mutually terminated. As a result of the termination of the agreement, 100,000 warrants were cancelled.

On April 29, 2015, the Company entered into a three-year consulting agreement with Sundrop Consulting, Inc. ("Sundrop") and agreed to compensate Sundrop as follows: $10,669 per month; 25,000 shares of common stock upon execution of the agreement; a warrant to purchase 100,000 shares of the Company's common stock at $1.29 per share with an expiration date of December 19, 2017. In addition, the Company agreed to pay a bonus of $300,000 in cash and 500,000 shares of common stock if the Company receives $10 million in financing through the efforts of Sundrop; a bonus of $100,000 in cash and 300,000 shares of common stock if the Company achieves a listing of its securities on the New York Stock Exchange or Nasdaq; and a bonus of $750,000 in cash and 1.5 million shares of common stock if the Company receives $40 million in financing through the efforts of Sundrop.

On June 23, 2015, the Company amended the agreement with Sundrop as follows: a) the Company will compensate Sundrop $10,669 per month in bi-weekly installments of $5,334. B) bonus provision, Company will issue 500,000 shares of Common Stock at the signing of the agreement with an additional 500,000 issued at the one year anniversary of the agreement and 500,000 issued at the two year anniversary of the agreement providing the agreement remains in effect, c) Sundrop is issued warrants for the right to purchase 1,000,000 shares of common stock at $1.25 per share, adjusted for any stock splits payable in cash to the Company, with the warrants expiring on December 19, 2017, d) an annual raise of $10,000 for every one million dollars in financing received by the Company during the term of the agreement.

On July 1, 2015, Celtic Biotech Iowa received a communication from Instituto Buhtantan indicating that they have licensed its patent application entitled "Methods, kits and compositions comprising crotamine", among other patent applications and patents, which are now in the name of Research Support Foundation of the State of Săo Paulo – FAPESP. Celtic Biotech Iowa has agreed to pay $15,000 upon receipt of an invoice and an additional $15,000 sixty days thereafter.

On July 1, 2015, the Company entered into an agreement with DAK Capital, LLC to provide investment banking and capital advisory services in connection with the Company's efforts to raise capital and with respect to such other matters as to which the Company and DAK may agree. The agreement has a minimum term of six months and a monthly non-refundable payment of $10,000 to DAK. In the event that DAK completes a transaction for the benefit of the Company of at least $10 million during this six-month term, the agreement is automatically extended for eighteen additional months. Each transaction is subject to payment of a success fee of 8% to DAK, as well as warrants equal to the amount of the transaction, each with a term of five years.

On July 14, 2015, CBL entered into a clinical agreement with Immunoclin, Ltd., a United Kingdom corporation, to carry out the phase 1b (and potentially phase 2) trial of the drug Crotoxin. The agreement calls for Celtic Iowa to pay to Immunoclin, Ltd. 525,330 Euro, (approximately $584,908) over the period of the trial, which is expected to last 18 months.

NOTE 11. RELATED PARTY TRANSACTIONS

As a result of the acquisition of CBL, the Celtic Biotech Iowa, Inc. assumed two short-term notes payable due to a related party. The debts are denominated in Euros, and on June 4, 2014, the date of acquisition, the carrying amount of the debts were $204,186 after foreign currency remeasurement. The notes accrue compounded interest at 5% per annum and were due in November and December 2014. As of September 30, 2015, these notes were still outstanding and the carrying value of the notes was $166,410, resulting in the Company recording 16,690 in gain on foreign currency remeasurement. The Company has negotiated an extension of the due date to December 31, 2015 for the note that was due in December 2014.

On March 30, 2015, the Company entered into an agreement with Catwalk Capital, LLC to settle outstanding fees due to Catwalk. To settle a balance of $491,881, the Company agreed to pay $72,467 in cash and the Company granted Catwalk 359,620 warrants to purchase common shares of the Company at $1.25 per share, expiring five years after date of issuance. The fair value of the warrants based on the Black-Scholes model was $449,398. Accordingly, the Company recorded a loss on extinguishment of debt of $29,984.

On March 30, 2015, the Company entered into a consulting agreement with The Greig Companies, whose principal is a significant shareholder of the Company. The consultant will provide corporate and strategic growth advisory services. The Company has agreed to pay the consultant a $10,000 monthly fee with an additional per diem reimbursement of $1,250 for days traveling. The term of the contract is three years. In August 2015, the Company terminated this agreement.

NOTE 12. SUBSEQUENT EVENTS

On October 19, 2015 the Company entered into an exclusive service agreement with Steve Katz and Associates, Inc. ("Katz") where Katz will assist the company in refining commercialization strategy, acquisition strategy, raising capital and define a strategy to move to a NASDAQ listing. The Company will compensate Katz at a rate of $425 per hour billed monthly by invoice, and will pay a $5,100 retainer. The Company will also reimburse Katz for all travel expense incurred in relation to this agreement. The is cancelable by either party at anytime

On November 4, 2015, the Company formed a new subsidiary, CDT Veterinary Therapeutics Inc. The new subsidiary was established to develop the veterinary applications of certain products in the Celtic Biotech pipeline. The regulatory pathway for animal drugs is not as arduous as that of human therapeutics because the trial phase is shorter. It therefore represents an opportunity to reach the marketplace in a shorter timeframe. In this way, each entity can focus on its' target space without diluting the overall effort.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

Spotlight Innovation Inc. (the "Company" or "We") was organized under the laws of the state of Iowa on March 23, 2012 ("inception") under the name Spotlight Innovation, LLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation ("American Exploration"). The Company was founded to identify, validate and finance healthcare-focused companies formed for the purpose of commercializing intellectual property . The Company provides strategic partners the opportunity to participate in the financing of a preferred search for, acquisition of, and/or funding of companies holding licenses for the commercialization of intellectual property developed by academic institutions. .

Business

We provide solutions for healthcare-focused companies commercializing healthcare intellectual property . We focus on identifying, validating and acquiring/cooperating with early stage companies developing healthcare technologies including pharmaceuticals, devices and equipment, diagnostic products and healthcare IT. We place a premium on identifying and targeting disruptive healthcare IP — intellectual property technology with the potential to transform by changing core value propositions and competition in the healthcare industry, and generating the greatest positive impact on the health and well-being of as many people as possible.

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

On June 4, 2014, the Company, through its subsidiary, Celtic Biotech Iowa, Inc. ("Celtic Iowa"), entered into a share exchange agreement with Celtic Biotech, Ltd., an Irish Limited Company ("CBL"), to provide for continued development and eventual marketing of the intellectual property of CBL. The primary intellectual property of CBL is an invention that relates to the compositions and methods combining snake venom toxin with chemotherapeutic agent(s) for cancer therapy. Celtic Biotech Iowa develops novel therapeutic products for the treatment of solid cancers and pain in humans. Derived from naturally specialized receptor-binding proteins, these products have the potential to reduce treatment costs, increase survivability, and improve the quality of life for cancer patients.

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

Celtic Iowa is engaged in clinical trials in France and it anticipates restarting a study previously begun by CBL prior to being acquired by the Company. In order to monitor the trial per regulatory requirements they have a Contract Research Organization (CRO) in place (with Immunoclin, Ltd). The drug is available for the study, however, given the period of time since its manufacture it needs to be retested for potency. If adequate potency cannot be confirmed then a new study drug batch will need to be prepared.

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

Memcine Pharmaceuticals, Inc.

On June 2, 2015, the Company entered into a Securities Purchase Agreement with Memcine Pharmaceuticals, Inc. ("Memcine"). Pursuant to the agreement the Company will acquire approximately 82.25% of the outstanding securities of Memcine.

Memcine Pharmaceuticals, Inc. is a universal vaccine platform company founded in 2010 to develop Immunoplex™, with broad applicability in both infectious diseases and oncology immunotherapy. Immunoplex™ infectious disease vaccines are delivered needle-free at mucosal surfaces without adjuvants, and elicit a more robust immune response via the body's natural immune defenses. Immunoplex™ vaccines are protein subunit-based, and therefore avoid the manufacturing and distribution hurdles normally associated with infectious agent-based vaccines. Proof-of-concept has been achieved in several murine models, including Hepititus B, influenza, and a breast cancer immunotherapy model. Memcine's business strategy is to function as a discovery engine and out-license by field and territory.

Immunoplex™ utilizes a universal antibody in all vaccines for both infectious diseases and oncology personalized medicine indications. The crux of the invention involves a proprietary peptide tag that is covalently attached to the antigen or tumor cell, and an antibody that binds the tag to form an "Immunoplex". The tag-antibody complex delivers the antigen cargo to key immune players such as dendritic cells and macrophages. Thus the immune system is efficiently alerted, utilizing far less antigen than traditional vaccines and without harmful adjuvants. Memcine is managing patent applications on Immunoplex™ in collaboration with the University of Iowa Research Foundation.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

Net Sales. For the three months ended September 30, 2015 and 2014, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our general and administrative expenses increased to $2,054,312 for the three months ended September 30, 2015 from $405,202 for the three months ended September 30, 2014. The increase was mainly due to an increase in stock-based compensation for professional and consulting fees.

Other Income (Expense). For the three months ended September 30, 2015, other expense was $150,677, compared to $361,411 for the three months ended September 30, 2014. The decrease in other expense was primarily due to decreased interest expense because of the reduction of debt discounts.

Net Loss. The Company's net loss was $2,204,989 and $766,613 for the three months ended September 30, 2015 and 2014, respectively. The increase was due to increased expenses noted above.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

Net Sales. For the snine months ended September 30, 2015 and 2014, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our general and administrative expenses increased to $3,471,051 for the nine months ended September 30, 2015 from $751,611 for the nine months ended September 30, 2014. The increase was mainly due to an increase in stock-based compensation for professional and consulting fees.

Other Income (Expense). For the nine months ended September 30, 2015, other expense was $698,296, compared to $1,275,960 for the nine months ended September 30, 2014. The decrease in other expense was primarily due to decreased interest expense because of the reduction of debt discounts.

Net Loss. The Company's net loss was $4,169,347 and $2,027,571 for the nine months ended September 30, 2015 and 2014, respectively. The increase was due to increased expenses noted above.

Liquidity and Capital Resources:

The Company had $541,012 in cash as of September 30, 2015. The Company has negative working capital of $4.91 million and total stockholders' equity of $2.0 million as of September 30, 2015. For the nine months ended September 30, 2015, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $2,950,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Cash Flows for the nine months ended September 30, 2015 and 2014

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $1,369,832 and $558,835 for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash used is related to the increase in consulting and professional fees incurred during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cash Flows from Investing Activities. The Company had net cash used by investing activities of $5,524 for the nine months ended September 30, 2015 compared to net cash used of $49,330 in the nine months ended September 30, 2014.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $1,907,300 for the nine months ended September 30, 2015 compared to $630,530 for the nine months ended September 30, 2014. The increase in cash provided by financing activities is primarily related proceeds received from the issuance of convertible debentures – related parties.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended September 30, 2015, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a " smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms, due to the fact that our Chief Executive Officer is also our sole board member. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

On November 5, 2015, Spotlight Innovaion named William Pim as Chief Financial Officer reporting to the Board of Diectors of the Company. The term of the agreement is one year (1) from the date of inception. Mr. Pim replaces David Hostelley who retired from Spotlight in August due to health reasons.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On April 28, 2015, the Company issued 30,000 shares of common stock to a third party in conjunction with the annual line of credit fee with Denver Savings Bank. The shares were valued at $37,500, based on the market price on the date of grant and is recorded as interest expense.

On April 28, 2015, the Company issued 2,600 shares of common stock to a third party in conjunction with a professional services agreement entered into on December 19, 2014. The shares were valued at $3,250, based on the market price on the date of grant and is recorded as professional fees expense.

On June 6, 2015, the Company issued 25,000 shares of common stock to a third party in conjunction with a professional services agreement entered into on December 19, 2014. The shares were valued at $31,250, based on the market price on the date of grant and is recorded as professional fees expense.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

________________

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

SPOTLIGHT INNOVATION INC.

Dated: November 17, 2015	By:	/s/ Cristopher Grunewald
Cristopher Grunewald
President/Chief Executive Officer,
Director

	By:	/s/ William Pim
William Pim
Chief Financial Officer

