Form 10-Q
period 2016-03-31
Spotlight Innovation, Inc.
filed 2016-09-27
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 23, 2016, the Company had outstanding 19,361,800 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SPOTLIGHT INNOVATION INC.

BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$266,040	$299,919
Prepaid expense	8,750	17,500
Total current assets	274,790	317,419

Property, plant and equipment, net of accumulated depreciation of $5,148 and $3,529, respectively	35,256	31,714
In-process research and development	6,977,347	6,977,347
Total assets	$7,287,393	7,326,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$288,498	$140,803
Accrued liabilities	643,722	527,287
Accounts payable – related parties	3,560	3,560
Stock payable	26,250	26,250
Notes payable	385,781	385,373
Lines of credit, net of discounts of $16,020 and $19,717, respectively	872,280	868,583
Short-term debt – related party	168,342	168,949
Deferred liabilities	222,733	220,465
Derivative liabilities	1,400,254	278,482
Convertible debentures – related parties, net of debt discounts of $1,423,518 and $555,753, respectively	1,926,480	2,244,247
Total liabilities	5,937,900	4,863,999

Stockholders’ equity:

Series A preferred stock, $5.00 par value, 500,000 shares authorized,
0 shares issued and outstanding	-	-

Series C preferred stock, $5.00 par value, 500,000 shares authorized,
0 shares issued and outstanding	-	-

Preferred stock, $0.001 par value, 4,000,000 shares authorized
0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 4,000,000,000 shares authorized, 14,727,026 and 14,627,026 shares issued and outstanding, respectively	14,727	14,627
Additional paid-in capital	19,111,938	18,760,400
Accumulated deficit	(20,086,911)	(18,643,652)
Non-controlling interest	2,309,739	2,331,106
Total stockholders’ equity	1,349,493	2,462,481
Total liabilities and stockholders’ equity	$7,287,393	$7,326,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating expenses:
General and administrative	1,080,540	649,310
Depreciation and amortization	1,619	225
Total operating expenses	1,082,159	649,535

Loss from operations	(1,082,159)	(649,535)

Other income (expense):
Interest expense	(167,481)	(301,339)
Loss on derivative liability	(215,186)	-
Loss on settlement of debt	-	(29,984)
Gain on foreign currency exchange	200	19,530
Total other expense	(382,186)	(311,793)

Net loss	(1,464,626)	(961,328)
Net income (loss) attributable to non-controlling interest	(21,367)	237
Net loss attributable to Spotlight Innovation Inc.	$(1,443,259)	$(961,567)

Net loss per common share – basic and diluted	$(0.10)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	14,696,257	13,412,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,464,626)	(961,328)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,619	225
Amortization of debt discount	42,516	115,837
Amortization of deferred financing costs	-	135,000
Loss on settlement of debt	-	29,984
Share-based compensation	296,498	298,879
Loss on derivative liability	215,186	-
Gain on foreign currency exchange	(200)	(19,530)
Changes in operating assets and liabilities:
Prepaid expense	8,750	-
Accounts payable	147,696	(5,932)
Accounts payable - related party	-	146,485
Accrued liabilities	116,435	64,946
Deferred Liabilities	2,268	-
Net cash used in operating activities	(633,858)	(195,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	1,125
Cash paid for purchase of fixed assets	(5,161)	-
Net cash provided by/ (used in) investing activities	(5,161)	1,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debenture - net	550,000	-
Proceeds from convertible debentures - related parties	-	1,719,800
Proceeds from sale of common shares and warrants	55,140	85,000
Net cash provided by financing activities	605,140	1,804,800

Increase/(decrease) in cash during the period	(33,879)	(1,610,491)
Cash, beginning of the period	299,919	9,062
Cash, end of the period	$266,040	$1,619,559

Supplemental cash flows information
Income taxes paid	$-	$-
Interest paid	$47,901	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deferred financing costs for convertible debentures	$-	$135,000
Debt discount for relative fair value of warrants attached to convertible debentures	$-	$277,598
Beneficial conversion feature for convertible debentures	$-	$999,310
Common shares issued for stock payable	$-	$269,705
Warrants issued in satisfaction of warrants payable	$-	$385,351
Warrants issued for extinguishment of accounts payable – related party	$-	$419,419
Derivative liability	$906,585	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation Inc. (the “Company”) was organized under the laws of the state of Nevada on March 23, 2012 under the name Spotlight Innovation, LLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation (“American Exploration”). The Company is a life science company that identifies and acquires rights of innovative, proprietary technologies designed to address unmet medical needs, with an emphasis on rare, emerging and neglected diseases. To find and evaluate unique opportunities, we leverage our extensive relationships with leading scientists, academic institutions and other sources. We provide value-added development capability to accelerate progress. When scientifically significant benchmarks have been achieved, we will endeavor to partner with proven market leaders via sale, out-license or strategic alliance.

As of March 31, 2016, the Company has three subsidiaries: Celtic Biotech Iowa, Inc., Memcine Pharmaceuticals, Inc. and CDT Veterinary Therapeutics, Inc. (See Note 10 below).

Celtic Biotech Iowa, Inc.

On June 4, 2014, Celtic Biotech Iowa, Inc. (hereinafter "Celtic Iowa," a subsidiary of the Company) acquired Celtic Biotech Limited (hereinafter "Celtic Limited"). Celtic Limited was founded in 2003 in Dublin, Ireland and is developing novel and highly specialized compounds derived from snake venom, for the treatment of solid cancers and cancer imaging.

Memcine Pharmaceuticals, Inc.

The Company acquired approximately 82% of Memcine Pharmaceuticals, Inc. ("Memcine") in June 2015. The Company agreed to provide Memcine with up to $3,000,000 to fund the operations of Memcine via investment, grants or other means over the course of operations, upon the achievement of certain milestones, as determined by the board of directors of Memcine. Memcine, founded in 2010, holds the exclusive worldwide rights to Immunoplex,™, a vaccine platform technology developed at the University of Iowa, with universal application to numerous antigens developed to improve vaccine efficacy by using more efficient targeting and delivery.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K filed with the SEC on August 31, 2016, have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s subsidiaries Celtic Iowa and Memcine. During the year ended December 31, 2014 the Company acquired 95% of the outstanding shares of Celtic Limited. During the year ended December 31, 2015, the Company acquired 82.25% of the outstanding shares of Memcine. Accordingly, the Company has consolidated Celtic Limited, Celtic Iowa and Memcine. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report the non-controlling interest in Celtic Limited, a subsidiary of Celtic Iowa, and Memcine, as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

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

For the three months ended March 31, 2016 and 2015, the dilutive effect of the issuance of 0 and 5,200 options, 0 and 70,338 warrants, and 0 and 3,011,099 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2016, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the three months ended March 31, 2016 and 2015, the Company maintained cash accounts in U.S. Dollars and European Union euros, and incurred certain expenses denominated in European Union euros. The Company's and its consolidated subsidiaries’ functional and reporting currency is the U.S. Dollar. Transactions denominated in foreign currencies are remeasured into U.S. Dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are remeasured using exchange rates at the end of each period. Exchange gains or losses on re-measurements are included in earnings.

In the event that the functional currency of a Company’s consolidated subsidiary was not the U.S Dollar, then that subsidiary’s foreign currency monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate and non-monetary assets and liabilities are translated using historical exchange rates. Such adjustments resulting from the translation process would be reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. As of March 31, 2016 and 2015, the Company had no subsidiaries with functional currencies that required translation.

In-Process Research and Development

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. During the year ended December 31, 2014, the Company acquired IPR&D assets in its acquisition of Celtic Limited, the fair value of the assets acquired was $6,977,347. These assets are still subject to research and development completion and accordingly, no amortization has been recorded. The IPR&D was evaluated for impairment at December 31. 2015 and it was determined that no impairment existed.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the three months ended March 31, 2016 and 2015, the Company recorded $0 in impairment to the Company’s long-lived assets. On December 31, 2015 the Company recorded an impairment of the intangible asset for Memcine of $212,000.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock and stock options based on the grant date fair value of the awards. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model. The Company determines the fair value of shares of non-vested stock (also commonly referred to as restricted stock) based on the last quoted price of our stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates, if such historical forfeiture rates are available. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company has accumulated net losses of $20,086,911 and has a working capital deficit $4,589,703. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. NOTES PAYABLE

On December 16, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable to unrelated third parties:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date

#1	05/29/09	10%	$30,000	On Demand
#2	06/05/09	10%	$6,319	On Demand
#3	08/16/09	10%	$50,000	On Demand
#4	09/27/10	10%	$60,000	On Demand
#5	06/02/10	5%	$50,000	On Demand
#6	02/04/11	5%	$30,000	On Demand
#7	04/05/11	5%	$35,000	On Demand
#8	08/11/11	10%	$20,000	On Demand
#9	12/05/11	10%	$20,000	On Demand
#10	04/28/12	10%	$30,000	On Demand
	Total		$331,319

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $7,287 and $4,888 in interest expense for the three months ended March 31, 2016 and 2015, respectively, on the above notes payable.

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433 of which the Company repaid $3,500 in calendar year 2015 bringing the balance to the current $19,933 at the balance sheet date. These advances are due on demand and do not bear interest.

During 2016, the Company received demand notices from Pierco Management for its part of the assumed American Exploration notes payable for payment of principal and interest. On September 1, 2016, the Company agreed to a settlement and release agreement with Pierco Management for the notes as set forth in the table below:

Promissory Note #	Issue Date	Original Principal	Interest Rate
#5	6/2/2010	$50,000	5%
#6	2/4/2011	$30,000	5%
#7	4/5/2011	$35,000	5%
#8	8/11/2011	$20,000	10%
#9	12/5//2011	$20,000	10%
Total		$155,000

The Company and Pierco Management agreed to:

•	Immediate cash payment of $25,000 from the Company.

•	A deferred cash payment of $25,000 due in 90 days from the effective date.

•	Issuance to Pierco Management of $50,000 worth of Company common stock using the average closing price for the 20 consecutive trading days preceding the effective date of the agreement.

On December 31, 2015, the Company recorded a guarantee for one of the lenders in the amount of $34,529.

NOTE 5. CONVERTIBLE INSTRUMENTS

Kopriva Note

On September 27, 2013, the Company entered into a convertible note (the “Kopriva Note”) in the amount of $40,000 with an investor. The term of the Kopriva Note was fifteen months from commencement. During the term of the Kopriva Note, interest accrued on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Kopriva Note, the outstanding balance of the Kopriva Note bears interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Kopriva Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20-day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants expire December 27, 2017. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Kopriva Note. On January 11, 2016 the Kopriva note was converted into 100,000 shares of common stock at $0.5514 per share.

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

On December 19, 2014, the Company entered an agreement to extinguish the Kopriva Note and its accrued interest in exchange for 102,000 shares of common stock. This agreement modified the terms of the conversion which resulted in the holder receiving more shares. As a result of the modification of the conversion feature, the Company determined that the change in the fair value of the conversion feature was greater than 10% and accordingly, recorded $120,085 as a loss on debt extinguishment which was the difference in fair value of the new conversion feature and the carrying value of the Kopriva Note and accrued interest on the date of modification. The Company recorded the issuance of the common stock on conversion at its fair value of $165,003 based on the market price on the date of grant.

Convertible Debt Associated with Letter of Credit

On April 4, 2014, the Company entered into a letter of credit (the “April Letter of Credit”) with Denver Savings Bank in the principal amount of $752,325. The April Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Denver Savings Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. Through December 31, 2015, the Company has drawn down on the full principal amount of the April Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable. As security for the April Letter of Credit a third party (the “April Cosigner”) cosigned the April Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the April Cosigner, 150,000 shares of common stock of the Company, and agreed to issue 30,000 shares of its common stock upon each one-year anniversary of the April Letter of Credit, provided that the April Letter of Credit remains in effect. The shares of common stock had a fair value of $183,000 based on the market price on the date of grant and have been recorded as deferred financing costs.

On July 29, 2014, the Company entered into a letter of credit (the “July Letter of Credit”) with Denver Savings Bank in the principal amount of $250,975. The July Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. To date, the Company has drawn down on $135,975 of the July Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable. As security for the July Letter of Credit a third party (the “July Cosigner”) cosigned the July Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the July Cosigner 42,300 shares of Common Stock of the Company.

In the first quarter of 2016, the Company accrued $43,980 related to interest for the two cosigners of the letters-of-credit.

In 2014, the Company entered into a series of Convertible Promissory Notes with Warrants with Lextacan Development, Ltd., Ocana Limited, and Tosca Limited in the aggregate principal amount of approximately Eight Hundred Sixty-Five Thousand Dollars ($865,000). This series of Convertible Promissory Notes with Warrants was issued in connection with the April Letter of Credit and the July Letter of Credit. In December 2015 this series of Convertible Promissory Notes with Warrants was terminated as described below under the heading “Termination and Release Agreements.”

Greig Companies Note

On December 31, 2015, the Company closed a series of Termination and Release Agreements (the "Termination Agreements") which provided for the termination of certain agreements and instruments. The following is a brief summary of the transactions set forth in the Termination Agreements, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreements:

- The Company and The Greig Companies, Inc. terminated the Convertible Promissory Note with The Greig Companies, Inc. in the principal amount of $2,500,000 dated March 27, 2015. Subsequent to the termination of the foregoing Convertible Promissory Note, the Company issued a new Note to K4 Enterprises, LLC. One Hundred Thousand Dollars ($100,000) of the Six Hundred Thousand Dollars ($600,000) debt service reserve held by The Greig Companies, Inc. was to be returned to the Company within five business days of the execution by all parties of the Termination Agreement, and the remaining Five Hundred Thousand Dollars ($500,000) is to be repaid to the Company in equal quarterly payments of $42,404 over three years which includes interest accrued at the rate of 3.25% per annum. Pursuant to this termination agreement the Company was to issue to The Greig Companies, Inc. up to 440,000 shares of Common Stock, pro rata, based on the repayment of the aforesaid amount. To date The Greig Companies, Inc. has not made any of the foregoing payments and is in default. As such, the Company has not issued the foregoing shares of Common Stock. The Company is contemplating legal action to enforce its rights under the Termination Agreements and collect the foregoing sums due thereunder.

- The Company and its counterparties terminated a series of Convertible Promissory Notes with Warrants issued in 2014 with Lextacan Development, Ltd., Ocana Limited, and Tosca Limited in the aggregate principal amount of approximately Eight Hundred Sixty-Five Thousand Dollars ($865,000). This series of Convertible Promissory Notes with Warrants was issued in connection with the April Line of Credit and the July Line of Credit.

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

At March 31, 2016 and 2015, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the merger. For the three months ended March 31, 2016 and 2015, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2016 and 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2016 and 2015, the Company has a net operating loss carry forward of approximately $17.9 million and $11.4 million, respectively, which will expire between years 2028 and 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Merger.

NOTE 7. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

On January 11, 2016, a holder exercised warrants to purchase 100,000 shares of common stock. The exercise price was 60% of the average closing market price for the 20 consecutive trading days preceding the exercise date. Total proceeds received from the exercise was $55,140.

Convertible Notes

During the three months ended March 31, 2016, as set forth in the table below, the Company entered into subscription agreements with certain individuals and entities for purchase of an aggregate of $550,000 principal amount of convertible notes.

Date	Amount
January 5, 2016	$50,000
January 12, 2016	$25,000
January 15, 2016	$325,000
February 5, 2016	$50,000
March 13, 2016	$25,000
March 20, 2016	$75,000
Total	$550,000

The notes convert into shares of common stock of the Company in certain instances as discussed below. Upon the closing of a Qualified Financing, the Company agreed to issue to the Notes warrants equal to 33.3% of the shares of common stock issuable thereunder, at an exercise price equal to 110% of the price offered in the Qualified Financing. Such warrants shall have a term of three years. A Qualified Financing means the issuance of equity securities to one or more investor in the amount of $2,000,000 or more of gross cash proceeds, of any conversion of outstanding securities.

Conversion features of the notes are as follows:

•	Upon the occurrence of a Qualified Financing within six months from the date of issuance, the note automatically converts, without any further action by the holder, into shares of common stock of the Company at a 35% discount to the premoney valuation at the time of such Qualified Financing.

•	Upon the occurrence of a Qualified Financing within six and twelve months from the date of issuance, the note automatically converts, without any further action by the holder, into shares of common stock of the Company at a 75% discount to the premoney valuation at the time of such Qualified Financing.

•	The holder has the further right to convert the full principal amount of the note prior to a Qualified Financing and after the three-month anniversary of the issuance of the note, at a price equal to the lower of $0.75 or the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion.

OPTIONS

2009 Plan

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

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation, Inc. 2015 Equity Incentive Plan to:

•	Encourage selected employees, directors and consultants to improve operations and increase profits;

•	Encourage selected employees, directors and consultants to accept or continue employment or association with the Company it its Subsidiaries;

•	Increase the interest of selected employees, directors and consultants in the Company’s welfare through participation in the growth in value of the common stock of the Company (the “Shares”); and

•	Align the interest of the Company with selected employees, directors and consultants.

Eligible persons who at the date of grant of an option is an employee of the Company or of any subsidiary of the Company is eligible to receive NQSOs or ISOs under the Plan. Every person who at the date of the grant is a consultant, or non-employee director of, the Company or any subsidiary of the Company is eligible to receive NQSOs under the Plan.

The total number of shares which may be issued under the options granted pursuant to the plan shall not exceed the 3,600,000 Shares. The shares covered by the portion of any grant under the plan which expires unexercised shall become available again for grant under the Plan.

There were no option or stock warrants granted during the three months ended March 31, 2016. A summary of the stock option activity for the three months ended March 31, 2016 is presented.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,605,200	$1.82
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2016	2,605,200	$1.82
Exercisable March 31, 2016	655,200	$3.95

Warrants

During the three months ended March 31, 2016, a holder exercised warrants to purchase 100,000 shares of common stock at a price of $0.5514 per share for total proceeds of $55,140. The transaction is detailed in Note 8 below.

A summary of the warrant activity for the three months ended March 31, 2016 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,011,671	$1.29
Granted	-	-
Exercised	100,000	.55
Expired	-	-
Outstanding at March 31, 2016	1,911,671	1.33
Exercisable March 31, 2016	1,911,671	1.33

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of March 31, 2016 is 1.68 years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2016, the Company issued $550,000 principal amount of notes with material terms and conversion features and issued 100,000 shares of common stock pursuant to the exercise of a warrant at a price of $.5514 per share for total proceeds of $55,140, both as fully set forth in Note 7 above.

NOTE 9. RELATED PARTY TRANSACTIONS

As a result of the acquisition of Celtic Limited, Celtic Iowa assumed two short-term notes payable due to a related party. The debt is denominated in Euros and on June 4, 2014, the date of the acquisition, the carrying amount of the debts were $204,186 after foreign currency remeasurement. The notes accrue compounded interest at 5% per annum and were due in November and December 2014. As of March 31, 2016, these notes are still outstanding and the carrying amount of these notes is $168,342. In March 2016, the Company negotiated an extension for both notes to December 31, 2017.

NOTE 10. SUBSEQUENT EVENTS

On May 2, 2016, the Company drew the balance of the amount available on the July Letter of Credit in the amount of $115,000 bringing the amount borrowed on that portion to $250,975.

In May 2016, the Company began receiving funding from K4 Enterprises, LLC in order to meet short-term operational needs while the Company brings current all SEC filings and can attract new outside funding.

On June 14, 2016, the Company accepted the resignation of Steven Katz from the Company Board of Directors and terminated the Engagement Letter and the services of Steve Katz & Associates. As part of the termination agreement, the Company agreed to pay the balance of unpaid fees to Steven Katz & Associates totaling $41,675. Additionally, the Company granted Mr. Katz options to purchase 148,571 shares of the Company’s common stock.

On June 14, 2016, the Company accepted the resignation of Jack Price from the Company Board of Directors.

On July 25, 2016, the Company entered into a service agreement with IRTH Communications, LLC to perform certain investor relations, public relations, internet development, communications and consulting services for the Company. The term of the agreement is 12 months. The Company agreed to pay $7,500 per month. The Company also agreed, as a single one-time retainer payment, to issue 278,108 shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the 10 trading days immediately prior to the execution of the agreement. The shares shall be restricted pursuant to the provisions of Rule 144.

On August 1, 2016, the Company entered into a consulting agreement with Dr. Geoffrey Laff, Ph. D to serve in the capacity of Vice President of Scientific Strategy. Dr. Laff will commit 35 hours per week to the company. The agreement is month-to-month. The Company further commits, provided the agreement is still in effect, to the issuance of 65,000 shares of common stock on February 1, 2017.

In August 2016, we formed a fourth subsidiary, Caretta Therapeutics, Inc., to develop and commercialize products derived from cobra and rattlesnake venom for the treatment of chronic pain. The products are intended to be available in both prescription strength and Over the Counter formulations.

On August 19, 2016, the Company entered into a Sponsored Research Agreement (the "SRA") with the Florida State University Research Foundation ("FSURF") starting September 1, 2016, to perform certain research, over a two-year period, related to the discovery, synthetic modification, and preclinical validation of drug like compounds intended to treat patients with Zika virus infection. The research will be directed by Dr. Hengli Tang. The SRA provides for payments by the Company to the FSURF of $147,000 on September 1, 2016 and six-months thereafter. The Company is also responsible for additional contributions toward the direct and indirect costs of the research as per the terms of the SRA. The Company remitted to FSURF the contractual $147,000 on September 1, 2016.

On August 22, 2016, the Company created a Scientific Advisory Board, and named Dr. Hengli Tang as a member of the board. The Company issued to Dr. Tang 25,000 shares of common stock. On the first anniversary of the agreement, the Company will grant an option (pursuant to the Company’s 2015 Equity Incentive Plan) to Dr. Tang to purchase 20,000 shares of common stock at an exercise price equal to 85% of the published end-of-day market piece on the Option grant date.

On August 24, 2016, the Company tendered a special conversion offer to the holders of that certain series of Convertible Notes dated December 31, 2016 with an aggregate amount of $850,000. Subsequently, all recipients agreed to convert the Convertible Notes, and the Company issued an aggregate of 3,246,131 shares of Common Stock on September 19, 2016.

The offer grants to the holders the limited option to convert the notes to common shares of the Company on the following terms:

•	Principal and accrued interest will convert at the average price on the common stock during the 20 consecutive trading days immediately prior to the conversion.

•	The conversion must be of all of the holder’s outstanding principal and accrued interest related to the notes.

•	If all holders agree to convert under the terms set forth above by September 10, 2016, the Company will also issue one share of common stock to the holder for each $1.00 of principal converted.

•	Upon conversion, all further rights and obligations of the parties under the note shall terminate.

On August 25, 2016, the Company entered into a consulting agreement with Cassandra MacArthur, to serve as Senior Vice President of Regulatory Affairs and Compliance. The term of the agreement is 12 months. The Company issued 50,000 shares of common stock on September 9, 2016. Provided the agreement is still in effect, the Company agreed to issue 100,000 shares of common stock with the standard restrictive legend on the twelve-month anniversary.

On September 1, 2016, the Company and Pierco Management agreed to a Settlement and Release Agreement for the Pierco notes payable assumed by the Company from American Exploration. The table below sets forth the notes included in the Settlement and Release Agreement:

Promissory note #	Issue Date	Original Principal	Interest Rate
#5	6/2/2010	$50,000	5%
#6	2/4/2011	$30,000	5%
#7	4/5/2011	$35,000	5%
#8	8/11/2011	$20,000	10%
#9	12/5//2011	$20,000	10%
Total		$155,000

The Company and Pierco Management agree to terms as follows:

•	Immediate cash payment of $25,000 from the company.

•	A deferred cash payment of $25,000 due in 90 days from the effective date.

•	Issuance to Pierco Management $50,000 worth of the Company’s common stock using the average closing price for the 20 consecutive trading days preceding the effective date of the agreement

On August 31, 2016, the Company proposed convertible notes, to investors, in the aggregate amount of up to $1,500,000, with an authorized amount up to an aggregate of $2,500,000. The funds are for general use.

The terms are as follows:

•	At any time prior to the maturity date the Convertible Note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

•	In the event the note has not been converted at the maturity date, the convertible note will automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date.

•	Royalty terms as described below.

The term of the convertible note is 24 months. Interest will be 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

The investors, of the $1.5 million convertible notes and the additional $1.0 million if issued, will share in a royalty during years two, three and four in the following revenues of Caretta Therapeutics, Inc.;

•	Aggregate of 5% of net revenue.

•	Net revenues is defined as gross revenues, minus all license/royalty fees and cost of goods sold.

•	Royalties will cease once investor has received two times the amount invested.

•	Investors will receive warrants to purchase common stock of the Company equal to 30% of the amount invested based upon the exercise price.

•	The exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the date of the issuance.

On September 6, 2016 the Company agreed to assume the unpaid interest for the portion of the April and July Letter of Credit that was to be paid from the debt service reserve of set forth in the Termination Agreements. The assumption of the interest resulted in the Company recording and additional $43,980 of interest expense for the three months ended March 31, 2016. The Company will record an additional $19,229 of interest expense in the second quarter of 2016.

In September 2016, the Company decided to temporarily suspend its activities in CDT Veterinary Therapeutics, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a life sciences company that identifies and acquires rights to innovative proprietary technologies designed to address unmet medical needs, with an emphasis on rare, emerging and neglected diseases. To find and evaluate unique opportunities, we leverage our extensive relationships with leading scientists, academic institutions and other sources. We provide value-added development capability to accelerate the progress. When scientifically significant benchmarks have been achieved, we will endeavor to partner with proven market leaders via sale, out-license or strategic alliance. We believe that targeting rare and/or neglected indications offers and accelerated path to market, support from nonprofit advocacy groups, scarcity of competition, and pricing leverage.

Plan of Operation

Through March 31, 2016, management successfully completed two acquisitions, Celtic Biotech Iowa, Inc. and Memcine Pharmaceuticals, Inc.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to retention of additional personnel, and advancement of our technologies. We anticipate that we will finance these expenses with further issuances of equity securities and debt issuances. The Company sought to raise $850,000 in December 2015. $300,000 of those proceeds were received in 2015, and $550,000 was received in the first three-months of 2016.

The Company anticipates securing additional financing in 2016. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

Revenue. For the three months ended March 31, 2016 and 2015, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $1,080,540 for the three months ended March 31, 2016 from $649,310 for the three months ended March 31, 2015, representing a $431,230 increase. The increase was mainly due to an increase in professional and consulting fees.

Other Income (Expense). For the three months ended March 31, 2016, other expense was $360,977, compared to $311,795 for the three months ended March 31, 2015. The increase in other expense was primarily due to a loss on the change in derivative liability associated with the convertible debentures the Company entered into as of December 31, 2015, resulting in loss of $215,186 for the three months ended March 31, 2016.

Net Loss. The Company’s net loss was $1,464,626 and $961,328 for the three months ended March 31, 2016 and 2016, respectively. The decrease in net loss was mainly due to a decrease in interest expense, as noted above.

Liquidity and Capital Resources:

The Company had $266,040 in cash and equivalents as of March 31, 2016. The Company has negative working capital of $4.6 million and total stockholders’ equity of $1.35 million as of March 31, 2016. For the quarter ended March 31, 2016, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $3,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC beginning in May 2016 to meet short-term operational needs while the Company brings current all SEC filings and can attract new outside funding.

Cash Flows for the three months ended March 31, 2016 and 2015

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $633,858 and $195,434 for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in operating activities is related to the increase in consulting and professional fees incurred during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Cash Flows from Investing Activities. The Company had net cash used in investing activities of $5,161 for the three months ended March 31, 2016 compared to net cash provided by in the amount of $1,125 in the three months ended March 31, 2015. The company purchased printers and other computer equipment during the first quarter of 2016.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $605,140 for the three months ended March 31, 2016 compared to $1,804,800 for the three months ended March 31, 2015. The increase in cash provided by financing activities is primarily related proceeds received from the issuance of convertible debentures.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended March 31, 2016, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, as set forth in the table below, the Company entered into subscription agreements with certain individuals and entities for the purchase of an aggregate of $550,000 principal amount of convertible notes.

Date	Dollar Amount
January 5, 2016	$50,000
January 14, 2016	$25,000
January 15, 2016	$325,000
February 5, 2016	$50,000
March 13, 2016	$25,000
March 20, 2016	$75,000
Total	$550,000

The notes convert into shares of common stock of the Company in certain instances as discussed below. Upon the closing of a Qualified Financing, the Company agreed issue to each holder of the notes warrants equal to 33.3% of the shares of Common Stock issuable thereunder, at an exercise price equal to 110% of the price offered in the Qualified Financing. Such warrants shall have a term of three years. A Qualified Financing means the issuance of equity securities to one or more investor in the amount of $2,000,000 or more of gross cash proceeds, of any conversion of outstanding securities.

Conversion features of the notes are as follows:

•	Upon the occurrence of a Qualified Financing within six months from the date of issuance, the note automatically converts, without any further action by the holder, into shares of common stock of the Company at a 35% discount to the premoney valuation at the time of such Qualified Financing.

•	Upon the occurrence of a Qualified Financing within six and twelve months from the date of issuance, the note automatically converts, without any further action by the holder, into shares of common stock of the Company at a 75% discount to the premoney valuation at the time of such Qualified Financing.

•	The holder has the further right to convert the full principal amount of the note prior to a Qualified Financing and after the three-month anniversary of the issuance of the note, at a price equal to the lower of $0.75 or the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion.

We claim an exemption from registration for the issuances described above pursuant to Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing issuances did not involve a public offering, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3. Defaults Upon Senior Securities

The Company was in technical default of some of its obligations but has rendered a settlement agreement with the creditor.

Item 4. Mine Safety Disclosures

None.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

____________

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

SPOTLIGHT INNOVATION INC.

Dated: September 27, 2016	By:	/s/ Cris Grunewald
Cris Grunewald
President/Chief Executive Officer, Director

	By:	/s/ William Pim
William Pim
Chief Financial Officer

