Form 10-Q
period 2016-06-30
Spotlight Innovation, Inc.
filed 2016-10-03
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2016, the Company had outstanding 19,361,800 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SPOTLIGHT INNOVATION INC.

BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$72,522	$299,919
Prepaid expense	3,115	17,500
Total current assets	75,637	317,419

Property, plant and equipment, net of accumulated depreciation of $3,237 and $3,529, respectively	33,638	31,714
In-process research and development	6,977,347	6,977,347
Total assets	$7,086,622	7,326,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$209,759	$140,803
Accrued liabilities	690,587	527,287
Accounts payable – related parties	3,560	3,560
Stock payable	26,250	26,250
Notes payable	385,647	385,373
Lines of credit, net of discounts of $12,323 and $19,717, respectively	990,977	868,583
Short-term debt – related party	568,757	168,949
Deferred liabilities	225,000	220,465
Derivative liabilities	1,132,976	278,482
Convertible debentures – related parties, net of debt discounts of $1,378,102 and $2,601,930, respectively	1,971,896	2,244,247
Total liabilities	6,205,409	4,863,999

Stockholders’ equity:
Series A preferred stock, $5.00 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $5.00 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 15,507,026 and 14,627,026 shares issued and outstanding, respectively	15,507	14,627
Additional paid-in capital	19,785,155	18,760,400
Accumulated deficit	(21,221,820)	(18,643,652)
Non-controlling interest	2,302,371	2,331,106
Total stockholders’ equity	881,213	2,462,481
Total liabilities and stockholders’ equity	$7,086,622	$7,326,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,236,515	759,476	2,219,647	1,409,011
Research and development expense	16,014	3,652	113,422	3,652
Depreciation expense	1,618	-	3.237	-
Settlement of payables	-	(25,908)	-	4,076

Total operating expenses	1,254,147	737,220	2,336,306	1,416,739

LOSS FROM OPERATIONS	(1,254,147)	(737,220)	(2,336,306)	(1,416,739)

OTHER INCOME (EXPENSE):
Interest expense	(158,129)	(279,851)	(325,640)	(581,192)
Gain (loss) on derivative liability	267,278	-	52,092	-
Other income	3,003	331	3,033	331
Gain (loss) on foreign currency exchange	(282)	13,712	(82)	33,242

Total other expense	111,870	(265,808)	(270,597)	(547,619)

Net loss	(1,142,277)	(1,003,028)	(2,606,903)	(1,964,358)
Net loss attributable to non-controlling interest holder	(7,368)	(1,259)	(28,735)	(1,022)

Net loss attributable to Spotlight Innovation Inc.	$(1,134,909)	$(1,001,769)	$(2,578,168)	$(1,963,336)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	15,411,751	13,741,529	15,058,290	13,741,529

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,606,903)	$(1,964,358)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,237	878
Amortization of debt discount	91,629	389,257
Amortization of deferred financing costs	-	-
Interest expense from common shares issued for modification of convertible debt	-	37,500
Settlement of payable	-	4,076
Share-based compensation	970,495	580,209
(Gain) loss on foreign currency exchange	82	(33,242)
Changes in operating assets and liabilities:
Prepaid Expense	14,385	(35,000)
Accounts payable	68,955	(106,232)
Accounts payable - related party	-	86,485
Accrued liabilities	163,300	155,807
Deferred liabilities	4,535	-
Net cash used in operating activities	(1,342,376)	(884,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	2,625
Acquisition of Memcine, net of cash received of $27,071	-	(2,929)
Cash paid for purchase of fixed assets	(5,161)	(5,220)
Net cash used in investing activities	(5,161)	(5,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(2,500)
Proceeds from convertible debenture - net	550,000	-
Proceeds from line-of-credit	115,000	-
Proceeds from demand note	400,000	-
Proceeds from convertible debentures – related parties	-	1,719,800
Proceeds from sale of common shares and warrants	55,140	190,000
Net cash provided by financing activities	1,120,140	1,907,300

Increase/(decrease) in cash during the period	(227,397)	1,017,156
Cash, beginning of the period	299,919	9,068
Cash, end of the period	$72,522	$1,026,224

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$62,970	$286,163

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deferred financing costs for convertible debentures	$-	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$-	$277,598
Beneficial conversion feature for convertible debentures	$-	$999,310
Common shares issued for stock payable	$-	$269,705
Warrants issued in satisfaction of warrants payable	$-	$385,351
Warrants issued for extinguishment of accounts payable – related party	$-	$419,419
Derivative liability	$906,585	$-

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

As of June 30, 2016, the Company has three subsidiaries: Celtic Biotech Iowa, Inc., Memcine Pharmaceuticals, Inc. and CDT Veterinary Therapeutics, Inc. (See Note 10 below).

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts, including those of the Company’s subsidiaries Celtic Iowa and Memcine. During the year ended December 31, 2014 the Company acquired 95% of the outstanding shares of Celtic Biotech. During the year ended December 31, 2015, the Company acquired 82.25% of the outstanding shares of Memcine. Accordingly, the Company has consolidated Celtic Limited, Celtic Iowa and Memcine. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report the non-controlling interest in Celtic Limited. a subsidiary of Celtic Iowa and Memcine, as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

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

For the six months ended June 30, 2016 and 2015, the dilutive effect of the issuance of 0 and 5,200 options, 0 and 2,992,671 warrants, and 0 and 5,215,967 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2016, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the six months ended June 30, 2016 and 2015, the Company maintained cash accounts in U.S. Dollars and European Union euros, and incurred certain expenses denominated in European Union euros. The Company's and its consolidated subsidiaries’ functional and reporting currency is the U.S. Dollar. Transactions denominated in foreign currencies are remeasured into U.S. Dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are remeasured using exchange rates at the end of each period. Exchange gains or losses on re-measurements are included in earnings.

In the event that the functional currency of a Company’s consolidated subsidiary was not the U.S. Dollar, then that subsidiary’s foreign currency monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate and non-monetary assets and liabilities are translated using historical exchange rates. Such adjustments resulting from the translation process would be reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. As of June 30, 2016 and 2015, the Company had no subsidiaries with functional currencies that required translation.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the six months ended June 30, 2016 and 2015, the Company recorded $0 in impairment to the Company’s long-lived assets. On December 31, 2015 the Company recorded an impairment of the intangible asset for Memcine of $212,000.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company has accumulated net losses of $21,221,820, and has a working capital deficit $6,129,772. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. NOTES PAYABLE

On December 16, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable too unrelated third parties:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date

#1	05/29/09	10%	$30,000	On Demand
#2	06/05/09	10%	$6,185	On Demand
#3	08/16/09	10%	$50,000	On Demand
#4	09/27/10	10%	$60,000	On Demand
#5	06/02/10	5%	$50,000	On Demand
#6	02/04/11	5%	$30,000	On Demand
#7	04/05/11	5%	$35,000	On Demand
#8	08/11/11	10%	$20,000	On Demand
#9	12/05/11	10%	$20,000	On Demand
#10	04/28/12	10%	$30,000	On Demand
	Total		$331,185

The Company also assumed $97,436 in accrued interest related to these notes. The Company recorded $14,574 and $14,360 in interest expense for the six months ended June 30, 2016 and 2015, respectively, on the above notes payable.

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433 of which the Company repaid $3,500 in calendar year 2015 bringing the balance to the current $19,933 at June 30, 2016. These advances are due on demand and do not bear interest.

On December 31, 2015 recorded a guarantee for one of the lenders in the amount of $34,529.

During 2016, the Company has received demand notices from Pierco Management for its part of the assumed American Exploration notes payable for payment of principal and interest. On September 1, 2016, the Company agreed to a settlement and release agreement with Pierco Management as set forth in the table below:

Promissory note #	Issue Date	Original Principal	Interest Rate
#5	6/2/2010	$50,000	5%
#6	2/4/2011	$30,000	5%
#7	4/5/2011	$35,000	5%
#8	8/11/2011	$20,000	10%
#9	12/5//2011	$20,000	10%
Total		$155,000

The Company and Pierco Management agreed to the following:

•	Immediate cash payment of $25,000 from the Company.

•	A deferred cash payment of $25,000 due in 90 days from the effective date.

•	Issuance to Pierco Management of $50,000 worth of Company common stock using the average closing price for the 20 consecutive trading days preceding the effective date of the agreement.

NOTE 5. CONVERTIBLE INSTRUMENTS

Kopriva Note

On September 27, 2013, the Company entered into a convertible note (the “Kopriva Note”) in the amount of $40,000 with an investor. The term of the Kopriva Note was fifteen months from commencement. During the term of the Kopriva Note, interest accrued on the unpaid principal balance at a fixed rate equal to 10% per annum, compounded annually. Should the Company default on the Kopriva Note, the outstanding balance of the Kopriva Note bears interest at the default rate of 20% per annum, compounded annually. In addition to the interest accrued the holder received warrants to purchase up to 100,000 shares of common stock. The conversion feature of the Kopriva Note and the exercise price of the warrants is the greater of (i) a discount of 40% to the 20-day average closing market price prior to the day that the warrant is executed or (ii) $0.20 per share. The warrants expire December 27, 2017. The relative fair value of the warrants issued on the date of grant was $25,136 and was recorded as a debt discount on the Kopriva Note. On January 11, 2016, the Kopriva Note was converted into 100,000 shares of common stock at $0.5514 per share.

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

On July 29, 2014, the Company entered into a letter of credit (the “July Letter of Credit”) with Denver Savings Bank in the principal amount of $250,975. The July Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. To date, the Company has drawn down on $250,975 of the July Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable. As security for the July Letter of Credit a third party (the “July Cosigner”) cosigned the July Letter of Credit, and pledged certain collateral. In exchange for this pledge the Company issued to the July Cosigner. 42,300 shares of Common Stock of the Company.

On May 2, 2016, the Company drew the balance of the amount available on the July Letter of credit in the amount of $115,000 bringing the amount borrowed on that portion to $250,975.

As of June 30, 2016, the Company has accrued $63,209 related to interest for the two cosigners of the line-of-credit.

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

At June 30, 2016, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the merger. For the six months ended June 30, 2016 and 2015, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At June 30, 2016 and 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2016, the Company has a net operating loss carry forward of approximately $19.1 million, which will expire between years 2028 and 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Merger.

NOTE 7. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

On January 11, 2016, a holder exercised warrants to purchase 100,000 shares of common stock. The exercise price was 60% of the average closing market price for the 20 consecutive trading days preceding the exercise date. Total proceeds received from the exercise was $55,140. During the period April 8, 2016 through April 14, 2016 the Company issued 780,000 shares of common stock for services to the Company. The fair value of the common stock at issue dates totaled $377,500 and has been recorded as stock compensation expense.

Convertible Notes

During the six months ended June 30, 2016, as set forth in the table below, the Company entered into subscription agreements with certain individuals and entities for purchase of an aggregate of $550,000 principal amount of convertible notes.

Date	Dollar Amount
January 5, 2016	$50,000
January 14, 2016	$25,000
January 15, 2016	$325,000
February 12, 2016	$50,000
April 1, 2016	$25,000
April 5, 2015	$50,000
Total	$550,000

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

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the “Plan”) to:

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

There were no option or stock warrants granted during the six months ended June 30, 2016. A summary of the stock option activity for the six months ended June 30, 2016 is presented.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,605,200	$1.82
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding June 30, 2016	2,605,200	$1.82
Exercisable June 30, 2016	655,200	$3.95

Warrants

During the six months ended June 30, 2016, a holder exercised warrants to purchase 100,000 shares of common stock at a price of $0.5514 per share for total proceeds of $55,140. The transaction is detailed in Note 8 below.

A summary of the warrant activity for the six months ended June 30, 2016 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,011,671	$1.29
Granted	-	-
Exercised	(100,000)	0.55
Expired	-	-
Outstanding at June 30, 2016	1,911,671	1.33
Exercisable June 30, 2016	1,911,671	1.33

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of June 30, 2016 is 1.43 years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2016, the Company issued $550,000 principal amount of Notes with material terms and conversion features as follows:

Convertible debt	Quarter ended March 31, 2016	Quarter ended June, 30, 2016	Year to date June 30, 2016
# 4	$325,000	-	$325,000
# 3	50,000	-	50,000
# 4	25,000	-	25,000
# 5	50,000	-	50,000
# 6	25,000	-	25,000
# 7	75,000	-	75,000
Total	$550,000	-	$550,000

For the six months ended June 30, 2016, the Company issued 100,000 shares of common stock pursuant to the exercise of a warrant at a price of $0.5514 per share for total proceeds of $55,140.

On June 14, 2016, the Company accepted the resignation of Steven Katz form the Company Board of Directors and terminated the Engagement Letter and the services of Steve Katz and Associates. As part of the termination agreement, the Company agreed to pay the balance of unpaid fees to Steven Katz& Associates totaling $41,675. Additionally, The Company agreed to issue stock option at the fair market value of the Company stock to be determined by dividing $52,000 by the fair market value of the Company’s common stock.

NOTE 9. RELATED PARTY TRANSACTIONS

As a result of the acquisition of Celtic Limited, Celtic Iowa assumed two short-term notes payable due to a related party. The debt is denominated in Euros and on June 4, 2014, the date of the acquisition, the carrying amount of the debts were $204,186 after foreign currency remeasurement. The notes accrue compounded interest at 5% per annum and were due in November and December 2014. As of June 30, 2016 these notes are still outstanding and the carrying amount of these notes is $168,757. In March 2016, the Company negotiated an extension for both notes to December 31, 2017.

NOTE 10. SUBSEQUENT EVENTS

On July 25, 2016, the Company entered into a service agreement with IRTH Communications, LLC to perform certain Investor relations/Public relations, Internet development, communications and consulting services for the Company. The term of the agreement is 12-months. The Company agreed to pay $7,500 a month. The Company also agreed, as a single one-time retainer payment, to issue $100,000 worth of shares of the Company’s common stock; calculated by the average closing price of the Company’s common stock on its principal exchange for the ten trading days immediately prior to the execution of the agreement. The shares shall be restricted pursuant to the provisions of Rule 144.

On August 1, 2016, the Company entered into a consulting agreement with Dr. Geoffrey Laff, Ph. D to serve in the capacity of Vice President of Scientific Strategy. Dr. Laff will commit 35 hours per week to the company. The term of the agreement is month-to-month. The Company further commits, provided the agreement is still in effect, to the issuance of 65,000 shares of common stock with the standard restrictive legend on February 1, 2017.

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

On August 22, 2016, the Company created a Scientific Advisory Board, and named Dr. Hengli Tang as a member of the board. The Company issued Dr. Tang 25,000 shares of common stock. On the first anniversary of the agreement, the Company agreed to grant Dr. Tang an Option (pursuant to the Company’s 2015 Equity Incentive Plan) to purchase 20,000 shares of Common Stock at an exercise price equal to 85% of the published end-of-day market piece on the Option grant date.

On August 24, 2016, the holders of that certain series of Convertible Notes dated December 31, 2016 with an aggregate amount of $850,000 agreed to the Company’s special conversion offer to convert the notes into shares of common stock of the Company. The offer grants to the holders the limited option to convert the notes to common shares of the Company on the following terms:

•	Principal and accrued interest will convert at the average price on the common stock during the 20 consecutive trading days immediately prior to the conversion.

•	The conversion must be of all of the Holder’s outstanding principal and accrued interest related to the Notes.

•	The conversion will be effective September 15, 2016.

•	If all holders agree to convert under the terms set forth above by September 10, 2016, the Company will also issue one share of common stock to the holder for each $1.00 of principal converted.

•	Upon conversion, all further rights and obligations of the parties under the Note shall terminate.

The conversion will result in the issuance of 3,317,972 shares of the Company’s common stock.

On August 25, 2016, the Company entered into a consulting agreement with Cassandra MacArthur, to serve as Senior Vice President of Regulatory Affairs and Compliance. The term of the agreement is 12 months. The Company issued 50,000 shares of common stock. Provided the agreement is still in effect, the Company agrees to issue 100,000 shares of common stock with the standard restrictive legend on the twelve-month anniversary.

On August 31, 2016, the Company proposed convertible notes in the aggregate amount of up to $1,500,000 with an authorized amount up to an aggregate of $2,500,000. The funds are for general use. The terms are as follows:

•	At any time prior to the maturity date, the Convertible Note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

•	In the event the note has not been converted at the maturity date, the convertible note will automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date.

•	Royalty terms as described below.

The term of the convertible note is 24 months. Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

Investors will share in a royalty during years two, three and four in the following revenues of Caretta Therapeutics, Inc.;

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

The Company and Pierco agree to terms as follows;

•	Immediate cash payment of $25,000 from the Company.

•	A deferred cash payment of $25,000 due in 90 days from the effective date.

•	Issuance to Pierco Management $50,000 worth of the Company’s common stock using the average closing price for the 20 consecutive trading days preceding the effective date of the agreement

On September 6, 2016, the Company agreed to assume the unpaid interest for the portion of the April and July Lines-of-Credit that was to be paid from the debt service reserve as set forth in the Termination and Release Agreements in December 2015. The assumption of the interest resulted in the Company recording an additional $43,980 of interest expense for the three months ended March 31, 2016, and $19,229 of interest expense for the three months ended June 30, 2016.

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

Plan of Operation

Through June 30, 2016, management successfully completed two acquisitions, Celtic Biotech Iowa, Inc. and Memcine Pharmaceuticals, Inc.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to retention of additional personnel, and advancement of our technologies. We anticipate that we will finance these expenses with further issuances of equity securities and debt issuances. The Company sought to raise $850,000 in December 2015. $300,000 of those proceeds were received in 2015, and $550,000 was received in the first six-months of 2016.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

Revenue. For the three months ended June 30, 2016 and June 30, 2015, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $1,236,515 for the three months ended June 30, 2016, from $759,476 for the three months ended June 30, 2015, representing a $477,039 increase. The increase was mainly due to an increase in professional and consulting fees.

Other Income (Expense). For the three months ended June 30, 2016, other income was $111,870, compared to $265,808 for the three months ended June 30, 2015. The decrease in other expense was primarily due to the change in fair value of derivative liability for 2016.

Net Loss. The Company’s net loss was $1,142,277 and $1,003,028 for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in net loss was mainly due to an increase in professional fees and consulting services, offset by the change in the fair value of the derivative liability, as noted above.

Comparison of the Six Months Ended June 30, 2016 with the Six Months Ended June 30, 2015

Revenue. For the six months ended June 30, 2016 and June 30, 2015, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $2,219,647 for the six months ended June 30, 2016, from $1,409,011 for the six months ended June 30, 2015, representing a $810,636 increase. The increase was mainly due to an increase in professional and consulting fees.

Other Income (Expense). For the six months ended June 30, 2016, other expense was $270,597, compared to $547,619 for the six months ended June 30, 2015. The decrease in other expense was primarily due to decreased interest expense related to the restructuring of debt and the termination and release agreements the Company entered into as of December 31, 2015 resulting in less interest expense for 2016 as compared to 2015 and the change in fair value of the derivative liability for 2016.

Net Loss. The Company’s net loss was $2,606,903 and $1,964,358 for the six months ended June 30, 2016 and 2015, respectively. The increase in net loss was mainly due to an increase in professional fees and consulting services and a decrease in interest expense, as noted above.

Liquidity and Capital Resources:

The Company had $72,522 in cash and equivalents as of June 30, 2016. The Company has negative working capital of $6.1 million and total stockholders’ equity of $0.88 million as of June 30, 2016. For the six months ended June 30, 2016, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $3,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May, 2016 to meet short-term operational needs while the Company brings current all SEC filings and can attract new outside funding. For the six months ended June 30, 2016, K4 Enterprises has provided short-term operating cash totaling $400,000 in the form of cash advances or direct payment of invoices for the Company.

Cash Flows for the six months ended June 30, 2016 and 2015

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $1,342,376 and $884,620 for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash used in operating activities is related to the increase in consulting and professional fees incurred during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Cash Flows from Investing Activities. The Company had net cash provided by investing activities of $5,161 for the six months ended June 30, 2016, compared to net cash used of $5,524 in the six months ended June 30, 2015. The Company purchased printers and other computer equipment during the first quarter of 2016.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $1,120,140 for the six months ended June 30, 2016, compared to $1,907,300 for the six months ended June 30, 2015. The increase in cash provided by financing activities is related proceeds received from the issuance of convertible debentures, draw from the Line-of-Credit and proceeds from advances from K4 Enterprises.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended June 30, 2016, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3. Defaults Upon Senior Securities

The Company was in technical default of some of its obligations. The Company has rendered a settlement and Release agreement the terms of which are described in Note 10 above.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

__________________

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

SPOTLIGHT INNOVATION INC.

Dated: September 30, 2016	By:	/s/ Cristopher Grunewald
Cristopher Grunewald
President/Chief Executive Officer, Director

	By:	/s/ William Pim
William Pim Chief Financial Officer

