Form 10-Q/A
period 2016-06-30
Spotlight Innovation, Inc.
filed 2016-10-07
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/Amendment No. 1

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

Explanatory Note

This amended report on Form 10-Q for the quarter ended June 30, 2016 is being filed to correct certain typographical errors. No other changes have been made.

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

Non-Controlling Interest

The Company is required to report the non-controlling interest in Celtic Limited, a subsidiary of Celtic Iowa and Memcine, as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

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

Date	Dollar Amount
January 5, 2016	$50,000
January 14, 2016	$25,000
January 15, 2016	$325,000
February 12, 2016	$50,000
April 1, 2016	$25,000
April 5, 2016	$50,000
Total	$550,000

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-Q/ A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOTLIGHT INNOVATION INC.

Dated: October 7, 2016	By:	/s/ Cristopher Grunewald
Cristopher Grunewald
President/Chief Executive Officer, Director

	By:	/s/ William Pim
William Pim Chief Financial Officer

