Form 10-Q
period 2016-09-30
Spotlight Innovation, Inc.
filed 2016-11-18
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

Commission File No. 000-52542

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2016, the Company had 21,285,514 outstanding shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$289,264	$299,919
Prepaid expense	117,003	17,500
Total current assets	406,267	317,419

Property, plant and equipment, net of accumulated depreciation of $6,385 and $3,529, respectively	32,019	31,714
In-process research and development	6,977,347	6,977,347
Total assets	$7,415,633	7,326,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$243,654	$140,803
Accrued liabilities	747,596	527,287
Accounts payable – related parties	3,560	3,560
Stock payable	50,000	26,250
Notes payable	170,696	385,373
Lines of credit, net of discounts of $8,626 and $19,717, respectively	994,674	868,583
Short-term debt – related party	1,038,515	168,949
Deferred liabilities	225,000	220,465
Derivative liabilities	-	278,482
Convertible debentures – related parties, net of debt discounts of $766,010 and $555,753, respectively	2,378,990	2,244,247
Total liabilities	5,852,685	4,863,999

Stockholders’ equity:
Series A preferred stock, $5.00 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $5.00 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 19,361,800 and 14,627,026 shares issued and outstanding, respectively	19,362	14,627
Additional paid-in capital	22,425,443	18,760,400
Accumulated deficit	(23,171,473)	(18,643,652)
Non-controlling interest	2,289,616	2,331,106
Total stockholders’ equity	1,562,948	2,462,481
Total liabilities and stockholders’ equity	$7,415,633	$7,326,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,555,931	1,799,468	3,775,578	3,208,479
Research and development expense	68,150	254,844	181,572	258,496
Depreciation expense	1,619	-	4,856	-
Settlement of payables	-	-	-	4,076
Total operating expenses	1,625,700	2,054,312	3,962,006	3,471,051

LOSS FROM OPERATIONS	(1,625,700)	(2,054,312)	(3,962,006)	(3,471,051)

OTHER INCOME (EXPENSE):
Interest expense	(172,268)	(182,003)	(497,908)	(763,195)
Gain on derivative liability	26,068	-	78,160	-
Other income	4,955	146	7,988	477
Gain on foreign currency exchange	193	31,180	111	64,422
Loss on settlement of debt	(195,656)	-	(195,656)	-
Total other expense	(336,708)	(150,677)	(607,305)	(698,296)

Net loss	(1,962,408)	(2,204,989)	(4,569,311)	(4,169,347)
Net loss attributable to non-controlling interest holder	(12,755)	(21,245)	(41,490)	(22,267)

Net loss attributable to Spotlight Innovation Inc.	$(1,949,653)	$(2,183,744)	$(4,527,821)	$(4,147,080)

Net loss per common share - basic and diluted	$(0.12)	$(0.17)	$(0.30)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	15,920,123	14,277,026	15,447,745	13,828,277

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,569,311)	$(4,169,347)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,856	1,625
Amortization of debt discount	157,785	462,188
Interest expense from common shares issued for modification of convertible debt	-	37,500
Loss on settlement of debt and payables	195,656	4,076
Share-based compensation	1,697,117	1,983,764
Gain on fair value of derivative liability	(78,160)	-
Gain on foreign currency exchange	(111)	(64,422)
Changes in operating assets and liabilities:
Prepaid expense	(99,503)	(26,250)
Accounts payable	265,343	(148,744)
Accounts payable - related party	-	86,485
Accrued liabilities	229,531	463,293
Deferred liabilities	4,535	-
Net cash used in operating activities	(2,192,261)	(1,369,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	2,625
Acquisition of Memcine, net of cash received of $27,071	-	(2,929)
Cash paid for purchase of fixed assets	(5,161)	(5,220)
Net cash used in investing activities	(5,161)	(5,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(98,373)	(2,500)
Proceeds from convertible debenture - net	1,195,000	-
Proceeds from line-of-credit	115,000	-
Proceeds from short-term debt – related party	870,000	-
Proceeds from convertible debentures – related parties	-	1,719,800
Proceeds from sale of common shares and warrants	105,140	190,000
Net cash provided by financing activities	2,186,767	1,907,300

Increase/(decrease) in cash during the period	(10,655)	531,944
Cash, beginning of the period	299,919	9,068
Cash, end of the period	$289,264	$541,012

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$73,373	$28,750

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Deferred financing costs for convertible debentures	$-	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$146,003	$277,598
Beneficial conversion feature for convertible debentures	$412,310	$999,310
Stock payable issued in settlement of debt	$50,000	$-
Shares issued in settlement of convertible debt	$1,186,175	$-
Shares issued in settlement of accounts payable	$96,781	$-
Common shares issued for stock payable	$21,500	$269,705
Warrants issued in satisfaction of warrants payable	$-	$385,351
Warrants issued for extinguishment of accounts payable – related party	$-	$419,419
Derivative liability	$(200,323)	$-
Reclassification of debt and interest to accrued liabilities	$102,748	$-

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

As of September 30, 2016, the Company had five subsidiaries: Celtic Biotech Iowa, Inc., Memcine Pharmaceuticals, Inc. (see Note 10 below), CDT Veterinary Therapeutics, Inc., Zika Therapeutics, Inc. and Caretta Therapeutics, Inc.

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

On October 12, 2016, the Company terminated its interests in Memcine (see Note 10 below).

CDT Veterinary Therapeutics, Inc.

CDT Veterinary Therapeutics was formed in November 2015 to create reformulated variants of certain compounds, modified to meet the needs of the veterinary market. In September 2016, the Company decided to temporarily suspend its activities in CDT Veterinary Therapeutics, Inc.

Caretta Therapeutics, Inc.

Caretta Therapeutics, Inc. (“Caretta”) was formed in August 2016 to develop the commercialization of over-the-counter products. Caretta holds a license agreement to develop, manufacture and sell certain products derived from snake venom that may have analgesic properties.

Zika Therapeutics, Inc.

Zika Therapeutics, Inc. (“ZT”) was formed in August 2016 to pursue the therapeutic treatment for this emerging health threat. On August 19, 2016, the Company entered a Sponsored Research Agreement (the “SRA”) with the Florida State University Research Foundation (“FSURF”) starting September 1, 2016, to perform certain research, over a two-year period, related to the discovery, synthetic modification, and preclinical validation of drug-like compounds intended to treat patients with Zika virus infection to be directed by Dr. Hengli Tang.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the period ended December 31, 2015 filed with the SEC, have been omitted.

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

For the nine months ended September 30, 2016 and 2015, the dilutive effect of the issuance of 448,571 and 5,200 options, 208,500 and 885,000 warrants, and 3,317,971, and 1,774,650 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2016, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the three months ended September 30, 2016 and 2015, the Company maintained cash accounts in U.S. Dollars and European Union euros, and incurred certain expenses denominated in European Union euros. The Company's and its consolidated subsidiaries’ functional and reporting currency is the U.S. Dollar. Transactions denominated in foreign currencies are remeasured into U.S. Dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are remeasured using exchange rates at the end of each period. Exchange gains or losses on re-measurements are included in earnings.

In the event that the functional currency of a Company’s consolidated subsidiary was not the U.S. Dollar, then that subsidiary’s foreign currency monetary assets and liabilities are translated into U.S. Dollars at the current exchange rate and non-monetary assets and liabilities are translated using historical exchange rates. Such adjustments resulting from the translation process would be reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. As of September 30, 2016, and 2015, the Company had no subsidiaries with functional currencies that required translation.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the nine months ended September 30, 2016 and 2015, the Company recorded $0 in impairment to the Company’s long-lived assets.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had accumulated net losses of $23,171,473, and had a working capital deficit of $5,446,418. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. NOTES PAYABLE

On December 16, 2013, the Company assumed the liabilities of American Exploration which included the following notes payable too unrelated third parties:

	Date	Stated	Original
	of	Interest	Principal	Due
Promissory Note	Note	Rate	Amount	Date
#1	05/29/09	10%	$30,000	On Demand
#2	06/05/09	10%	$7,698	On Demand
#3	08/16/09	10%	$50,000	On Demand
#4	09/27/10	10%	$60,000	On Demand
#5	06/02/10	5%	$50,000	On Demand
#6	02/04/11	5%	$30,000	On Demand
#7	05/04/11	5%	$35,000	On Demand
#8	08/11/11	10%	$20,000	On Demand
#9	12/05/11	10%	$20,000	On Demand
#10	04/28/12	10%	$30,000	On Demand
Total			$593,698

The Company also assumed $92,923 in accrued interest related to these notes. The Company recorded $21,861 and $21,540 in interest expense for the nine months ended September 30, 2016 and 2015, respectively, on the above notes payable. On September 1, 2016, the Company agreed to a settlement and release agreement with Pierco Management as set forth in the table below:

Promissory Note	Issue Date	Original Principal	Interest Rate
#5	6/2/2010	$50,000	5%
#6	2/4/2011	$30,000	5%
#7	4/5/2011	$35,000	5%
#8	8/11/2011	$20,000	10%
#9	12/5//2011	$20,000	10%
Total		$155,000

The Company and Pierco Management agreed to the following:

•	Immediate cash payment of $25,000 from the Company.

•	A deferred cash payment of $25,000 due in 90 days from the effective date.

•	Issuance to Pierco Management of $50,000 worth of Company common stock using the average closing price for the 20 consecutive trading days preceding the effective date of the agreement.

The Company also assumed a liability for previous advances made by American Exploration’s former CEO in the amount of $23,433 of which the Company repaid $3,500 in calendar year 2015 bringing the balance to the current $19,933 at September 30, 2016. These advances are due on demand and do not bear interest.

On December 31, 2015 recorded a guarantee for one of the lenders in the amount of $34,529.

On September 6, 2016, the Company agreed to assume the unpaid interest for the portion of the April and July Letters-of-Credit with Denver Savings Bank that was to be paid from the debt service reserve as set forth in the Termination and Release Agreements in December 2015. The assumption of the interest resulted in the Company recording an additional $83,441 of interest expense for the nine months ended September 30, 2016.

NOTE 5. CONVERTIBLE INSTRUMENTS

Discussion concerning convertible instruments can be found in Note 7 below.

NOTE 6. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

At September 30, 2016, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards acquired in connection with the merger. For the nine months ended September 30, 2016 and 2015, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At September 30, 2016 and 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2016, the Company has a net operating loss carry forward of approximately $21 million, which will expire between years 2028 and 2035. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the Merger.

NOTE 7. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

On January 11, 2016, a holder exercised warrants to purchase 100,000 shares of common stock. The exercise price was 60% of the average closing market price for the 20 consecutive trading days preceding the exercise date. Total proceeds received from the exercise was $55,140. On September 8, 2016, the Company sold 108,695 shares for $50,000 in proceeds.

Common Stock Issued for Services

The Company issued common stock for services in April, August, and September, 2016. The table below details the issuances:

Month	Shares issued	Fair Value at issue date

April	780,000	$377,500
August	25,000	19,750
September	100,000	73,500

Through the nine months ending September 30, 2016, the Company issued 905,000 shares of common stock for services to the Company. The fair value of the common stock at issue dates totaled $470,750 and has been recorded as stock compensation expense.

On September 25, 2016, the Company issued 278,108 shares of common stock for vendor services in accordance with the vendor agreement. The shares had a fair value as issue date of $96,782 and was charged to marketing expense.

Convertible Notes

During the quarter ended September 30, 2016, the Company issued $695,000 in principal amount of convertible notes. The material terms of the notes are as follows:

•

The notes have a term of 24 months. In the event the note has not been converted at the maturity date, the convertible note will automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date.

•	Interest accrues at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

•

At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

The Company also issued warrants to purchase 208,500 shares of common stock of the Company (the number of shares is equal to thirty percent of the amount invested in the notes based on the exercise price of the warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six month anniversary of the issuance date of the note)).

In connection with the issuance of the notes, Caretta entered into a Royalty Agreement with the investors thereof, whereby the investors will share, pro rata, during years two, three and four of Caretta as follows:

•	Aggregate of 5% of net revenue.

•	Net revenues is defined as gross revenues, minus all license/royalty fees and cost of goods sold.

•	Royalties will cease once the investor has received two times the amount invested.

On September 19, 2016, the nine holders of an aggregate of $850,000 principal amount of convertible notes (originally issued in December, 2015 and January, 2016, collectively referred to as the “Notes”) agreed to convert the Notes into an aggregate of 3,317,971 shares of common stock. The shares of common stock of the Company were issued pursuant to the terms of the Notes, at a conversion price equal to the average of the closing price of the common stock of the Company for the twenty days preceding August 24, 2016, plus one share of common stock per one dollar principal amount of Notes converted.

The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

As of September 30, 2016, there are 5,200 stock options outstanding under the 2009 Plan which were issued prior to the merger. These stock options were valued at $6,934 using the Black-Scholes model which was included in the purchase price of American Exploration.

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the “Plan”) to:

•	Encourage selected employees, directors and consultants to improve operations and increase profits of the Company

•	Encourage selected employees, directors and consultants to accept or continue employment or association with the Company or its Subsidiaries

•	Increase the interest of selected employees, directors and consultants in the Company’s welfare through participation in the growth in value of the common stock of the Company (the “Shares”); and

•	Align the interests of the Company with selected employees, directors and consultants.

The total number of shares of common stock which may be issued under the options granted pursuant to the Plan is 3,600,000. The shares covered by the portion of any grant under the plan which expires unexercised shall become available again for grant under the plan.

During the quarter ended September 30, 2016, the Company issued options to purchase 448,571 shares of common stock to a former member of the Board of Directors and current Board of Director members. A summary of the stock option activity for the nine months ended September 30, 2016 is presented below.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,605,200	$1.82
Granted	448,571	0.54
Exercised	-	-
Expired	-	-
Outstanding September 30, 2016	3,053,771	$1.63
Exercisable September 30, 2016	903,771	$2.99

Warrants

During the nine months ended September 30, 2016, a holder exercised warrants to purchase 100,000 shares of common stock at a price of $0.5514 per share for total proceeds of $55,140.

A summary of the warrant activity for the nine months ended September 30, 2016 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding December 31, 2015	2,011,671	$1.29
Granted	208,500	0.65
Exercised	(100,000)	0.55
Expired	-	-
Outstanding at September 30, 2016	2,120,171	1.26
Exercisable September 30, 2016	2,120,171	1.26

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of September 30, 2016 is 1.26 years.

During the quarter ended September 30, 2016, the Company issued warrants to purchase 208,500 shares of common stock in connection with the convertible notes described above. The warrants are exercisable in whole or in part during a term of three years commencing on the issuance date.

NOTE 8. RELATED PARTY TRANSACTIONS

As a result of the acquisition of Celtic Limited, Celtic Iowa assumed two short-term notes payable due to a related party (the mother of the founder of Celtic). The debt is denominated in Euros and on June 4, 2014, the date of the acquisition, the carrying amount of the debts were $204,186 after foreign currency remeasurement. The notes accrue compounded interest at 5% per annum and were due in November and December 2014. As of September 30, 2016, these notes are still outstanding and the carrying amount of these notes is $168,515. In March 2016, the Company negotiated an extension for both notes to December 31, 2017.

NOTE 9. SUBSEQUENT EVENTS

On October 12, 2016, the Company entered into a Termination Agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. Pursuant to the termination agreement, the Company terminated and cancelled all of its interest in Memcine, terminated the shareholder agreement of Memcine, and John Krohn and Cristopher Grunewald resigned as officers and directors of Memcine.

On October 18, 2016, the Company entered into a Forbearance and Refinancing Agreement (the “Refinancing Agreement”) with K4 to refinance certain financial instruments. Pursuant to the Refinancing Agreement, the Company and K4 agreed as follows:

•

The December 31, 2015 Convertible Note in the principal amount of $2.5 million was cancelled and replaced with a new Amended and Restated Convertible Note in the principal amount of $2.5 million (the “Amended Note”). The warrants previously issued pursuant to the December 31, 2015 Convertible Note remain in effect. The material terms of the Amended Note include: interest at the rate of 8% per annum, which shall begin to accrue on January 1, 2017; Company may prepay the Amended Note (a) on or before December 31, 2017, with consent, which consent cannot be unreasonably withheld, for such purposes, including but not limited to a Nasdaq listing of the Company’s securities, or as a condition to an equity financing, and (b) at any time after December 31, 2017 upon 30 days written notice by the Company; principal amount and interest may be converted into shares of common stock of the Company at a discount of 15% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.75; and the maturity date is December 31, 2021.

•	Repayment of a $700,000 loan (termination of all related loan documents) was waived.

•	The Company agreed to issue 4,000,000 shares of common stock, with standard restrictive legend.

•	The following warrants to purchase shares of common stock of the Company were terminated:

Issuance Date	Expiration Date	Exercise Price	# Warrants / Shares
10/05/2013	10/05/2016	$1.46 / share	120,000
10/05/2013	10/05/2017	$1.46 / share	120,000
10/05/2013	10/05/2018	$1.46 / share	120,000
12/31/2015	12/31/2018	$1.00 / share	300,000
12/31/2015	12/31/2018	$1.25 / share	200,000

•	The Company issued warrants to purchase shares of common stock of the Company as follows:

Expiration Date	Exercise Price / Share	# Warrants / Shares
12/31/2019	$1.46	360,000
12/31/2019	$1.00	300,000
12/31/2019	$1.25	200,000
12/31/2019	$1.00	500,000

On October 26, 2016, the Company invested $200,000 with the potential to invest an additional $1.3 million dollars, in Solx, Inc. (“Solx”), a privately-held medical device company. Solx is dedicated to developing and commercializing innovative surgical technologies that threat refectory and moderate glaucoma and preserve vision.

On October 26, 2016, the Company entered into a restructuring term sheet with K4, whereby K4 agreed to attempt to (i) re-negotiate and assume certain payments owed to two third parties (the “Debt Service”), and (ii) re-negotiate and assume the $752,325 and $250,975 outstanding Letters of Credit with Denver Savings Bank (collectively the “LOCs”), prior to January 31, 2017. If K4 renegotiates and assumes the Debt Service and the LOCs, the Company will, on the closing date, issue to K4 a Convertible Promissory Note with the principal balance equal to the sum of (i) the principal balance outstanding on the LOCs as of the closing date, and (ii) the Debt Service as of the closing date. The Convertible Promissory Note will be converted into shares of common stock of the Company as follows: if converted within 120 days following issuance, at a rate of 65% of the average trading price of the Company’s for the period beginning on and including September 1, 2016 and ending the day before the issuance date, or (ii) $0.55 per share; and if converted after the 120th day following the issuance date thereof, at a rate of 65% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.55 per share. The Company will, as additional consideration for the refinancing, issue K4 a warrant to purchase 1,875,000 shares of common stock of the Company at an exercise price of $1.20 per share, expiring December 31, 2018.

In November 2016, the Company converted Caretta Therapeutics, Inc. from a corporation to a limited liability company.

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

Plan of Operation

Through September 30, 2016, management successfully completed two acquisitions, Celtic Biotech Iowa, Inc. and Memcine Pharmaceuticals, Inc. and has three other subsidiaries.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

Revenue. For the three months ended September 30, 2016 and September 30, 2015, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $1,625,700 for the three months ended September 30, 2016, from $2,054,312 for the three months ended September 30, 2015, representing a $428,612 decrease. The decrease was mainly due to a decrease in development expense and investor relations expense.

Other Income (Expense). For the three months ended September 30, 2016, other expense was $336,708, compared to $150,677 for the three months ended September 30, 2015. The increase in other expense was primarily due a net loss in settlement of debt in the amount of $195,656 for 2016.

Net Loss. The Company’s net loss was $1,962,408 and $2,204,989 for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase in net loss was mainly due to an increase in professional fees and consulting services, offset by the change in the fair value of the derivative liability and a net loss in settlement of debt, as noted above.

Comparison of the Nine Months Ended September 30, 2016 with the Nine Months Ended September 30, 2015

Revenue. For the nine months ended September 30, 2016 and September 30, 2015, sales were $0. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $3,962,006 for the nine months ended September 30, 2016, from $3,471,051 for the nine months ended September 30, 2015, representing a $490,955 increase. The increase was mainly due to an increase in professional and consulting fees.

Other Income (Expense). For the nine months ended September 30, 2016, other expense was $607,305, compared to $698,296 for the nine months ended September 30, 2015. The decrease in other expense was primarily due to decreased interest expense related to the restructuring of debt and the termination and release agreements the Company entered into as of December 31, 2015 resulting in less interest expense for 2016 as compared to 2015, offset by a net loss in settlement of debt.

Net Loss. The Company’s net loss was $4,569,311 and $4,169,347 for the nine months ended September 30, 2016 and 2015, respectively. The increase in net loss was mainly due to an increase in professional fees and consulting services and a decrease in interest expense, as noted above.

Liquidity and Capital Resources:

The Company had $289,264 in cash as of September 30, 2016. The Company has negative working capital of $5,446,418 and total stockholders’ equity of $1,562,948 as of September 30, 2016. For the nine months ended September 30, 2016, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $3,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May, 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the nine months ended September 30, 2016, K4 Enterprises has provided short-term operating cash totaling $870,000 in the form of cash advances or direct payment of invoices for the Company.

Cash Flows for the nine months ended September 30, 2016 and 2015

Cash Flows from Operating Activities. The Company had net cash used in operating activities of $2,192,261 and $1,369,832 for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash used in operating activities is related to the increase in consulting and professional fees incurred during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Cash Flows from Investing Activities. The Company had net cash provided by investing activities of $5,161 for the nine months ended September 30, 2016, compared to net cash used of $5,524 in the nine months ended September 30, 2015.

Cash Flows from Financing Activities. The Company had net cash provided by financing activities of $2,186,767 for the nine months ended September 30, 2016, compared to $1,907,300 for the nine months ended September 30, 2015. The increase in cash provided by financing activities is due to proceeds from a demand note from K4 and proceeds from the $2.5 million offering discussed in Note 7 to the consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended September 30, 2016, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms, due in part, to the limited personnel of the Company. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Responsive information previously has been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

The Company was in technical default of some of its obligations. On September 1, 2016, the Company agreed to a settlement and release agreement with Pierco Management as set forth in the table below

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

As a result of the settlement and release agreement, the technical default has been resolved.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

10.36	License Agreement between Spotlight Innovation Inc. and Paul Reid dated October 5, 2016.

10.37	Exclusive License Agreement between Spotlight Innovation Inc. and Indiana University Research and Technology Corporation dated October 13, 2016.

10.38	Standard Exclusive License Agreement with Sublicensing Terms executed as of November 8, 2016 by and between the Spotlight Innovation Inc. and the Florida State University Research Foundation, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

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

SPOTLIGHT INNOVATION INC.

Dated: November 17, 2016	By:	/s/ Cristopher Grunewald
Cristopher Grunewald
President/Chief Executive Officer, Director

	By:	/s/ William Pim
William Pim Chief Financial Officer

