Form 10-Q/A
period 2016-09-30
Spotlight Innovation Inc.
filed 2017-02-13
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

Commission File No. 000-52542

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11147 Aurora Avenue

Aurora Business Park, Building 3

Urbandale, Iowa 50322

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

EXPLANATORY NOTE

Spotlight Innovation, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed with the Securities and Exchange Commission ("the SEC") on November 18, 2016 (the “Original Filing”). This Amendment is being filed solely for the purpose of updating Exhibit 10.37 and Exhibit 10.38. The original Exhibit 10.37 inadvertently omitted certain signifiers of redacted information, which have now been included. Mistakenly redacted information in Exhibit 10.38 has been restored.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original Filing nor does it modify or otherwise update in any way disclosures made in the Original Filing. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

2

Item 6. Exhibits

Exhibit Number	Name of Exhibit

10.36*	License Agreement between Spotlight Innovation Inc. and Paul Reid dated October 5, 2016. (1)

10.37*	Exclusive License Agreement between Spotlight Innovation Inc. and Indiana University Research and Technology Corporation dated October 13, 2016. (2)

10.38*	Standard Exclusive License Agreement with Sublicensing Terms executed as of November 8, 2016 by and between the Spotlight Innovation Inc. and the Florida State University Research Foundation, Inc. (2)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (3)

________________

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed on November 18, 2016.
(2)	Filed herewith.
(3)

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOTLIGHT INNOVATION INC.

Dated: February 13, 2017	By:	/s/ Cristopher Grunewald
Cristopher Grunewald
Chief Executive Officer

By:	/s/ William Pim
William Pim Chief Financial Officer

4