Form 10-K
period 2016-12-31
Spotlight Innovation Inc.
filed 2017-04-27
CIK 1388486

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant's most recently completed second fiscal quarter was $10,873,835.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 25, 2017, there were 29,388,742 shares of the Company's common stock outstanding.

SPOTLIGHT INNOVATION INC.

FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

ITEM 1. BUSINESS.

Overview

Spotlight Innovation Inc. (the “Company”) is a pharmaceutical company focused on acquiring the intellectual property rights to innovative and proprietary therapeutics designed to address unmet medical needs with an emphasis on rare, emerging, or neglected diseases. In late summer/early fall of 2016 the Company changed its disease focus and has revised its product offerings including the addition of new indications and the elimination of previous programs.

The Company works to maintain a balanced portfolio of early- and late-stage product candidates. We conserve capital and streamline operations through cost-effective collaborations with:

●	Contract research organizations (CROs)

●	Contract manufacturing organizations (CMOs)

●	Academic laboratories

As of December 31, 2016, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC. The Company’s focus areas include, cancer, pain management, Zika virus infection, spinal muscular atrophy and refractory glaucoma.

Cancer

On June 4, 2014, our subsidiary, Celtic Biotech Iowa, Inc. (hereinafter "Celtic Iowa") acquired Celtic Biotech Limited (hereinafter "Celtic Limited"). Celtic Limited was founded in 2003 in Dublin, Ireland to develop novel therapies derived from snake venom for the treatment of solid cancers and pain in humans.

Celtic Iowa's main focus has been the development of the specific snake venom toxin crotoxin, as a pain and cancer therapeutic. Derived from naturally specialized receptor-binding proteins, these products may have the potential to reduce treatment costs, improve quality-of-life and increase survival.

In March of 2017, Celtic Iowa commenced Part 2 of its Phase I dose escalation safety study, Crotoxin in Patients with Advanced Cancer using an Intravenous Route of Administration. ImmunoClin Ltd., a company specializing in clinical development, is the contract research organization (“CRO”) overseeing the study conduct. Part 2 of the Phase I study uses a revised protocol designed to determine whether faster dose escalation can be attained in a shortened time frame without increased risk to patients. The trial is being conducted at the Department of Medical Oncology at Pitié-Salpêtrière Hospital in Paris, France under the direction of Principal Investigator Maria A. Gil-Delgado, MD, PhD. Dr. Gil-Delgado is a member of the American Society of Clinical Oncology (“ASCO”). Noted French oncologist David Khayat, MD, PhD, FASCO, a Board Member of ASCO, is serving as Principal Scientific Advisor.

Pain Management

Our subsidiary Caretta Therapeutics, LLC (“Caretta”) will commercialize homeopathic, over-the-counter products derived from cobra and venom, to treat chronic pain.

Caretta holds a license agreement with Dr. Paul Reid to develop, manufacture and sell certain products derived from snake venom that may have analgesic properties. Caretta plans, in the second quarter of 2017, to launch Venodol, a topical roll-on, intended to provide relief from chronic pain that is a non-addictive alternative to opioid and steroidal analgesics. Additionally, Caretta has signed a Master Broker Agreement with a premier global distribution brokerage firm to distribute its products into supermarket, drug store, mass merchandise and warehouse chains.

Spinal Muscular Atrophy

In October 2016, the Company entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation (“IURTC”) to commercialize STL-182, an orally-available small molecule that may have therapeutic potential for treating spinal muscular atrophy. Spinal muscular atrophy is an autosomal recessive disorder that is a leading genetic cause of death in infants and toddlers. Synthesis and early preclinical testing of STL-182 was accomplished through a research collaboration between Professors Elliot Androphy of Indiana University School of Medicine, and Kevin Hodgetts, director of the Laboratory for Drug Discovery in Neurodegeneration at Brigham and Women's Hospital. Their work was supported in part by the National Institute of Neurological Disorders and Stroke (NINDS) and the National Institute of Child Health and Human Development (NICHD). Professor Androphy and Professor Hodgetts are members of the Company’s Scientific Advisory Board.

Spinal muscular atrophy affects between 1 in 6,000 and 1 in 10,000 newborns. Approximately 1 in 40 to 1 in 50 adults have only a single intact spinal motor neuron 1 (SMN1) gene, which encodes a protein (SMN) required for proper neuromuscular function. An infant who inherits no intact SMN1 gene from either parent may develop spinal muscular atrophy and lose the ability to sit, stand, walk, swallow, and/or breathe. In about 60% of cases, patients with spinal muscular atrophy die by age two. Even in spinal muscular atrophy patients, low levels of functional spinal muscular atrophy protein are produced by an SMN1-related gene called SMN2. One therapeutic strategy to treat spinal muscular atrophy is to increase levels of functional SMN protein encoded by SMN2. In mouse models of spinal muscular atrophy, STL-182 may restore neuromuscular function by stabilizing endogenous SMN protein.

The Company has engaged a top-tier contract research organization (CRO) to conduct additional preclinical mouse studies of STL-182. These studies are ongoing and are expected to continue throughout 2017.

Zika Virus Infection

In August 2016, the Company entered into a sponsored research agreement with Florida State University (“FSU”) to support research directed by FSU professor Hengli Tang aimed at developing safe and effective drugs to treat patients infected with the Zika virus (ZIKV). In November 2016, the Company obtained from the Florida State University Research Foundation (“FSURF”) exclusive, worldwide rights to develop and commercialize certain compounds for the treatment of viral infections, including Zika virus infection. Included among the licensed compounds are those identified in a study co-authored by Prof. Tang that was published in Nature Medicine in August 2016. Prof. Tang and his research team collaborate with the Company as part of an existing sponsored research agreement (SRA), and Prof. Tang is a member of the Company's Scientific Advisory Board.

In January 2017, the Company entered into a second license agreement with FSURF for the development and commercialization of additional anti-Zika virus compounds. As with the initial license agreement, this agreement grants the Company exclusive, worldwide rights to develop and commercialize certain compounds for the treatment of viral infections, including Zika virus infection.

Refractory Glaucoma

The Company has made a strategic, external investment in Solx, Inc., a Massachusetts-based, privately-held medical device company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. Solx's lead product is the SOLX Gold Shunt™, a first-in-class, implantable drainage device designed to reduce elevated intraocular pressure (IOP) associated with refractory glaucoma without creating a bleb. The device provides a pathway for the flow of aqueous humor from the anterior chamber to the suprachoroidal space, utilizing a natural pressure differential within the eye. Approved for use in Canada and Europe, the SOLX Gold Shunt has been tested in a multi-center clinical trial, is investigational and awaiting FDA approval in the U.S.

Additionally, the Company had interests in the following entities that was terminated during the year ended December 31, 2016:

CDT Veterinary Therapeutics, LLC (“CDT”) was formed in November 2015 to create reformulated variants of certain compounds, modified to meet the needs of the veterinary market. In September 2016, the Company decided to suspend its activities in CDT Veterinary Therapeutics, Inc.

The Company acquired approximately 82% of Memcine Pharmaceuticals, Inc. ("Memcine") in June 2015. On October 12, 2016, the Company terminated its interest in Memcine, and entered into a termination agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. Pursuant to the termination agreement, the Company terminated and cancelled all of its interest in Memcine, terminated the shareholder agreement of Memcine, and John Krohn and Cristopher Grunewald resigned as officers and directors of Memcine.

Intellectual Property

The Company’s goal is to protect the proprietary technologies that we believe to be key to its strategy. We seek to maintain patent protection to cover our product candidates, their methods of use, related technology and other inventions that we consider important to our business. We also rely on trade secrets and monitoring of our proprietary information to protect the aspects of our business that are necessarily appropriate for patent protection. A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our technologies. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially. The scope of coverage claimed in a patent application can be significantly reduced and or modified before and after the patent is issued. Consequently, we do not know whether any of our technology candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

The table below reflects the Intellectual Property of the Company:

	PATENT NO.	ISSUE DATE	TITLE

Celtic Biotech	U.S. Patent 8,921,305	Dec 2014	Crotoxin Administration for Cancer Treatment and Pain Relief
Celtic Biotech	U.S. Patent 8,278,265	Oct 2012	Methods, Kits and Compositions with Crotamine
Celtic Biotech	U.S. Patent 9,345,751	May 2016	Crotalus Durissus Terrificus Venom Administration for Cancer Treatment and Pain Relief

Research and Development

The Company’s business is dependent on conducting research and development. We have spent and continue to spend significant time and capital on conducting research and development. Research and development expenses were $232,798 and $274,894 for 2016 and 2015, respectively. The Company anticipates that research and development expenses will continue to be substantial and to significantly increase as we continue the development of our existing technologies.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from different sources, including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a large number of companies developing or marketing therapies for the indications that we are pursuing. Many of our competitors have substantially greater financial, technical and human resources and significantly greater experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Small or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting and retaining qualified scientific personnel and establishing clinical trial sites and patient registration for clinical trials.

FDA Approval Process

(Source: fda.gov)

(a) Investigational New Drug Application ("IND") - At IND, the FDA decides whether it is reasonably safe for the company to move forward with testing the drug in humans after evaluating the results of preclinical testing in laboratory animals and what they propose to do for human testing.

(b) Clinical Trials - Drug studies in humans can begin only after an IND is reviewed by the FDA and a local institutional review board. At the commencement of clinical trials, they approve the clinical trial protocols, which describe the type of people who may participate in the clinical trial, the schedule of tests and procedures, the medications and dosages to be studied, the length of the study, the study's objectives, and other details.

(c) Phase 1 - Phase 1 studies are usually conducted in healthy volunteers. The goal is to determine what the drug's most frequent side effects are and, often, how the drug is metabolized and excreted. Phase 1 focuses on safety.

(d) Phase 2 - Phase 2 studies begin if Phase 1 studies do not reveal unacceptable toxicity. Phase 2 focuses on effectiveness. This phase aims to obtain preliminary data on whether the drug works in people who have a certain disease or condition. For controlled trials, patients receiving the drug are compared with similar patients receiving a different treatment--usually an inactive substance (placebo).

(e) Phase 3 - Phase 3 studies begin if evidence of effectiveness is shown in Phase 2. These studies gather more information about safety and effectiveness, studying different populations in a larger group and different dosages and using the drug in combination with other drugs.

(f) New Drug Application ("NDA") - The NDA is the formal step a drug sponsor takes to ask that the FDA consider approving a new drug for marketing in the United States. An NDA includes all animal and human data and analyses of the data, as well as information about how the drug behaves in the body and how it is manufactured.

Employees

We employ two people on a full-time basis (John M Krohn, President and COO, and Cristopher Grunewald, our Chief Executive Officer) and one on a part-time basis (William Pim, our Chief Financial Officer). These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

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

All of our product candidates are subject to the risks of failure inherent in developing therapeutics and drug products. With the exception of Venodol, all of our product candidates are in early stages of development and subject to the risks of failure inherent therein.

The ability to successfully commercialize any of our products candidates will depend on, among other things, the ability to:

●	receive marketing approvals from the FDA and/or Ex-U.S. regulatory authorities;

●	produce, through a validated process, sufficiently large quantities of our product candidates to permit successful commercialization;

●	establish commercial manufacturing arrangements with third-party manufacturers;

●	build and maintain strong sales, distribution and marketing capabilities sufficient to launch commercial sales of our product candidates;

●

establish collaborations with third parties for the commercialization of our product candidates in countries outside the United States, and such collaborators' ability to obtain regulatory and reimbursement approvals in such countries;

●	secure acceptance of our product candidates from physicians, health care payors, patients and the medical community;

●	successfully complete our clinical trials; and

●	manage our spending as costs and expenses increase due to commercialization and clinical trials.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be, and our approved product and our collaborators' approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (cGMP) regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, such as side effects of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators' approved products or product candidates, or the manufacturing facilities for our or our collaborators' approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

We do not currently own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations for clinical materials or commercial products in the foreseeable future. We currently depend on third-party contract manufacturers for the supply of our product candidates, including drug substance for our preclinical research and clinical trials. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

•	a court prohibiting us from selling any product candidate approved in the future, if any;

•	if a license is available from a third party, we may have to pay substantial royalties, fees or grant cross-licenses to our intellectual property rights; and

•	redesigning any of our product candidates so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

We rely and will continue to rely on outsourcing arrangements for certain of our activities, including clinical research of our product candidates and manufacturing of our compounds and product candidates .

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

In recent years, we have focused primarily on developing our current product candidates, with the goal of commercializing these products and supporting regulatory approval for these product candidates. We have financed our operations primarily through private placements of convertible securities, our collaboration and license arrangements, and the monetization of certain future royalty streams under our existing licenses. We have incurred significant operating losses since our inception. We incurred net losses of approximately $16.8 million for the year ended December 31, 2016, and $8.0 million and $3.6 million, in the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $35.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative and interest costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect to incur significant and increasing marketing and selling costs prior to and during the commercial launch of our current products. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. In this regard, the report of our independent registered public accounting firm with respect to our consolidated financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. In addition, we will need to obtain additional funds to develop and commercialize our other product candidates. The inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Prior to commercializing any of our product candidates, we expect that any revenues we generate (if any) will fluctuate from quarter to quarter and year to year as a result of the timing and amount of development milestones and royalty revenues received under our collaboration license agreements, as our revenues from these arrangements are principally based on the achievement of clinical and commercial milestones outside of our control.

Once we commercialize one or more of our products, our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	potential side effects of our future products that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	any intellectual property infringement lawsuit in which we may become involved;

•	our ability to establish an effective sales and marketing infrastructure;

•	our dependency on third-party manufacturers to supply or manufacture our product candidates;

•	competition from existing products or new products that may emerge;

•	regulatory developments affecting our products and product candidates;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	the level of market acceptance for any approved product candidates and underlying demand for that product and buying patterns.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and OTCQB, for example, has resulted in significant cost to us as well as ongoing increases in our legal, audit and financial compliance costs. The Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. If we continue to fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on–going basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes–Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition, it is possible that future transactions, including issuances of new shares of our common stock, will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations. As of December 31, 2016, we had approximately $33.7 million of federal net operating loss carryforwards. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2025, if not utilized. Our ability to utilize the aforementioned carryforwards and tax credits may be limited. As a result, we may not be able to take full advantage of these carryforwards or tax credits for federal and state tax purposes.

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

In 2014, we entered into two lines of credit with the Denver Savings Bank for an aggregate amount of $1,000,000. Through December 30, 2016, we drew down $1,003,300 of the two lines of credit with the Denver Savings Bank. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

we will need to repay our debt under the two lines of credit with the Denver Savings Bank by making periodic payments of interest at the rate of 4.25%, including a final payment of $1,003,300 due in 2017, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities;

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

Since our inception, we have generated no revenue from product sales and have incurred significant operating losses. As of December 31, 2016, we had an accumulated deficit of $35,369,670. We expect to continue to incur net losses and have negative cash flow from operating activities for the foreseeable future as we continue to develop and seek marketing approval for our product candidates. As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under lines of credit. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations would be significantly limited, and we may be required to delay, significantly curtail or eliminate one or more of our programs.

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

Our directors and their affiliated entities, and our executive officers will beneficially own, in the aggregate, approximately 49.2% of our outstanding common stock. As a result, these stockholders are collectively able to significantly influence or control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our Company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might adversely affect the prevailing market price of our common stock.

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

ITEM 2. PROPERTIES.

Through December 15, 2016 our principal office space was located at 6750 Westown Parkway, Suite 200-226, West Des Moines, Iowa 50266. On December 15, 2016, we entered into a commercial sublease (the “Sublease”) with K-4 Enterprises, LLC (an entity which is fifty percent owned by the President, Chief Operating Officer and Director of the Company), and relocated our principal office to 11147 Aurora Avenue, Aurora Business Park, Building 3, Urbandale, Iowa 50322. Sublease is for a term of five years, and automatically continues on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. Monthly rent is $1,314, which increases by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Form 10-K, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Equity

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "AEXP" in December 2008, and in December 2013 our symbol changed to "STLT." Shares of our common stock are currently trading on the OTCQB. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2016	$0.65	$0.60
September 30, 2016	$0.67	$0.59
June 30, 2016	$0.39	$0.39
March 31, 2016	$0.62	$0.55
December 31, 2015	$0.94	$0.94
September 30, 2015	$1.00	$1.00
June 30, 2015	$1.05	$1.05
March 31, 2015	$1.25	$1.25

As of April 14, 2017, we had 132 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	3,605,200	$3.95	5,050,000
Equity Compensation Plans Not Approved by Security Holders	1,364,171	1.40	-
Total	4,969,371	$2.77	5,050,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2016 the Company issued the following securities:

•	On January 11, 2016, a holder exercised warrants to purchase 100,000 shares of common stock. The exercise price was 60% of the average closing market price for the 20 consecutive trading days preceding the exercise date. Total proceeds received from the exercise was $55,140.

•	On September 1, 2016, the Company issued 25,000 shares in settlement of a stock payable with a fair value of $21,500.

•	In the months indicated below the Company issued a total of 1,707,944 shares of common stock for employee services in lieu of cash compensation in 2016. The table below details the issuances:

Month	Shares issued	Fair value at issue date
April	780,000	$377,500
August	25,000	19,750
September	50,000	33,250
October	127,944	97,310
December	725,000	471,250
Total	1,707,944	$999,060

•	The Company issued 278,108 shares of common stock for vendor services in accordance with a vendor agreement. The fair value of the common stock at issuance was $96,782 and has been recorded as a marketing expense.

•	In September 2016, the Company entered into an agreement in which 100,000 options to purchase common stock were terminated in return for the issuance of 50,000 shares of common stock. The fair value of the options on the termination date was $36,318 and the shares had a fair value of $40,250.

•	In December 2016, the Company entered into exchange agreements with employees, consultants and directors of the Company to exchange 2,650,000 options, granted under the 2015 equity incentive plan, for 466,000 shares of common stock. The fair value of the options on the exchange date was $831,938 and the shares had a fair value of $302,900.

•	For the year ended December 31, 2016, the Company entered into a special conversion offer with nine holders of convertible notes in the aggregate amount of $850,000 and accrued interest of $32,300. The convertible notes plus interest were converted into 3,317,971 shares of common stock, fair valued at $1,161,290. The conversion price was $0.3575, based on the terms of the notes.

•	During 2016, the Company conducted a private placement and issued convertible notes in the aggregate principal amount of $1,382,000, which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020. The investors also received a warrant to purchase that number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six month anniversary of the date of issuance of such warrant. The Company also issued 414,600 warrant to purchase common stock as debt inducement, the relative fair value of the warrants was $156,552. As of December 31, 2016, these convertible notes were converted into 2,704,005 shares of common stock fair valued at $2,673,443.

•	On October 16, 2016, pursuant to a series of transactions, a convertible note dated December 31, 2015 in the principal amount of $2.5 million (issued by the Company to K4), an entity owned by John M. Krohn, President, Chief Operating Officer and Director of the Company, was cancelled and replaced with a new amended and restated convertible note (the “Amended Note”) in the principal amount of $2.5 million. The material terms of the Amended Note include: interest at the rate of 8% per annum, which shall begin to accrue on January 1, 2017; Company may prepay the Amended Note (a) on or before December 31, 2017, with the consent of K4, which consent cannot be unreasonably withheld, for such purposes, including but not limited to a Nasdaq listing of the Company’s securities, or as a condition to an equity financing, and (b) at any time after December 31, 2017 upon 30 days written notice by the Company to K4. The principal amount and interest may be converted into shares of common stock of the Company at a discount of 15% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.75; and the maturity date of the Amended Note is December 31, 2021. K4 waived repayment of a $700,000 loan previously made to the Company. The Company issued 4,000,000 shares of common stock in connection with the extinguishment of $3,200,000 of debt to K4 during 2016, total fair value of shares issued was $3,760,000. The Company issued an aggregate of 1,480,000 warrants to purchase share of common stock as debt inducement, the total relative fair value of the issued warrants was $889,923. K4 also agreed to terminate the following warrants:

Issuance Date	Expiration Date	Exercise Price	# Warrants / Shares
10/05/2013	10/05/2016 (1)	$1.46 / share	160,000
10/05/2013	10/05/2017	$1.46 / share	160,000
10/05/2013	10/05/2018	$1.46 / share	160,000
12/31/2015	12/31/2018	$1.00 / share	300,000
12/31/2015	12/31/2018	$1.25 / share	200,000

(1)	The expired warrants were part of the amended debt negotiations and were reissued with a new expiration date.

The Company issued warrants to K4 as set forth below:

Expiration Date	Exercise Price / Share	# Warrants / Shares
12/31/2019	$1.46	320,000
12/31/2019	$1.00	300,000
12/31/2019	$1.25	200,000
12/31/2019	$1.46	160,000
12/31/2019	$1.00	500,000

•	On December 19, 2016, the Company issued a convertible note to K4 in the principal amount of $830,000; interest accrues at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 2,075,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018.

•	On December 16, 2016, the Company (i) issued 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC to K4, (ii) issued 200,000 common membership units of its subsidiary Zika Therapeutics, LLC to K4, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics and (iv) assigned to K4 30% of the distributions and income receive by the Company from its investment in SOLX, Inc.

•	On December 31, 2016, the Company entered issued a convertible note to K4 in the principal amount of $170,000, at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 425,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018. On December 31, 2016, K4 (pursuant to the terms of the respective instruments): (i) converted the $170,000 note, in its entirety, into 388,726 shares of Common Stock of the Company (at a price of $0.43733 per share), (ii) converted the entire Amended Note into 3,333,333 shares of Common Stock of the Company (at a price of $0.75 per share), and (iii) converted the entire $830,000 principal amount Convertible Note dated December 16, 2016 into 1,897,896 shares of Common Stock of the Company (at a price of $0.43733 per share).

•	During the year ended December 31, 2016 the Company issued warrants to purchase 4,394,600 shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the year ended December 31, 2016. These warrants have an exercise price equal to the closing price of the common stock of the Company on the six month issuance thereof.

A summary of the warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2015	2,011,671	$1.29
Granted	4,394,600	1.19
Exercised	(100,000)	1.68
Expired/forfeited	(480,000)	1.46
Outstanding December 31, 2016	5,826,271	$1.19
Exercisable December 31, 2016	5,826,271	$1.19

On December 23, 2016, the Company issued an aggregate of 231,000 shares of its common stock pursuant to the 2016 Plan, in exchange for options to purchase 300,000 shares of the common stock as follows:

Name	Number of Shares issued	Number of Option Shares that were canceled as a result of the exchange
John Krohn (Member of the Company’s board of directors)	108,000	75,000
Craig Lang (Member of the Company’s board of directors)	108,000	75,000
Cristopher Grunewald (Chief Executive Officer)	15,000	150,000
Total	231,000	300,000

On December 23, 2016, the Company and John William Pim, the Company’s Chief Financial Officer, entered into a Restricted Stock Grant Agreement pursuant to which he was granted 125,000 shares of the Company’s common stock pursuant to the 2016 Plan. The Company also issued an aggregate of 235,000 shares of common stock pursuant to the 2016 Plan to certain non-executive officers and consultants of the Company in exchange for options to purchase an aggregate of 2,350,000 shares of the Company’s common stock originally issued pursuant to the 2015 Plan.

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

Overview

We are a pharmaceutical company focused on acquiring the intellectual property rights to innovative and proprietary therapeutics designed to address unmet medical needs, with an emphasis on rare, emerging, or neglected diseases. To find and evaluate unique opportunities, we leverage our extensive relationships with leading scientists, academic institutions and other sources. We provide value-added development capability to accelerate progress. When scientifically significant benchmarks have been achieved, we will endeavor to partner with proven market leaders via sale, out-license or strategic alliances.

Plan of Operations

As of December 31, 2016, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

Cancer

On June 4, 2014, Celtic Biotech Iowa, Inc. (hereinafter "Celtic Iowa," a subsidiary of the Company) acquired Celtic Biotech Limited (hereinafter "CBL"). CBL was founded in 2003 in Dublin, Ireland and is developing novel and highly specialized compounds derived from snake venom, for the treatment of solid cancers and cancer imaging.

Pain Management

Caretta Therapeutics, LLC (“Caretta”) was formed in August 2016 to develop the commercialization of over-the-counter products. Caretta holds a license agreement to develop, manufacture and sell certain products derived from snake venom that may have analgesic properties.

Spinal Muscular Atrophy

On October 13, 2016, the Company entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation to commercialize STL-182, an orally-available small molecule that may have therapeutic potential for treating spinal muscular atrophy. Spinal muscular atrophy is an autosomal recessive disorder that is a leading genetic cause of death in infants and toddlers.

Zika Virus Infection

On August 19, 2016, the Company entered a Sponsored Research Agreement (the “SRA”) with the Florida State University Research Foundation (“FSURF”) starting September 1, 2016, to perform certain research, over a two-year period, related to the discovery, synthetic modification, and preclinical validation of drug-like compounds intended to treat patients with Zika virus infection. The research is being conducted under the direction of Professor Hengli Tang.

Additionally, the Company had interests in the following entities that was terminated during the year ended December 31, 2016:

CDT Veterinary Therapeutics, LLC (“CDT”) was formed in November 2015 to create reformulated variants of certain compounds, modified to meet the needs of the veterinary market. In September 2016, the Company decided to suspend its activities in CDT Veterinary Therapeutics, Inc.

The Company acquired approximately 82% of Memcine Pharmaceuticals, Inc. ("Memcine") in June 2015. On October 12, 2016, the Company terminated its interest in Memcine, and entered into a termination agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. Pursuant to the termination agreement, the Company terminated and cancelled all of its interest in Memcine, terminated the shareholder agreement of Memcine, and John Krohn and Cristopher Grunewald resigned as officers and directors of Memcine.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. Management anticipates additional increases in operating expenses and capital expenditures relating to retention of additional personnel, and advancement of our technologies. We anticipate that we will finance these expenses with further issuances of equity securities and debt issuances. During the year ended December 31, 2016 the Company raised $2,932,000 in convertible debt proceeds. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

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

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries. Accordingly, the Company has consolidated CBL, Celtic Iowa, CDT (Suspended), Caretta, ZT, and SMA. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report its non-controlling interest in all subsidiaries as a separate component of shareholders' equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest's investment basis.

In the fourth quarter of 2016 the Company discontinued its operations with Memcine Pharmaceuticals. As part of the discontinuation, the Company sold it 100% of its rights including the non-controlling interest in Memcine.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $313,333 and $253,231 cash equivalents at December 31, 2016 and 2015, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. As of December 31, 2016, the Company had cash balances of $53,283 that were uninsured.

Investment in SOLX

The Company has a net 7% interest in SOLX, a private company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision.

Foreign exchange and currency translation

For the years ended December 31, 2016 and 2015, the Company maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the year ended December 31, 2016, the Company has evaluated and recorded no impairment to the Company's intangible assets.

Deferred Financing Costs

The Company incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related convertible debt.

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

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

For fiscal year ended December 31, 2016, our loss from continuing operations was $16,872,110, compared to a loss from continuing operations of $7,728,196 for the fiscal year ended December 31, 2015, an increase of $9,143,914.

For fiscal year ended December 31, 2016, our gain from discontinued operations was $53,106, compared to a loss from discontinued operations of $359,044 for the fiscal year ended December 31, 2015.

During fiscal years ended December 31, 2016 and 2015, we did not generate any revenue. With operating expenses increased by $1,909,023 in 2016 over 2015, interest expense increased by $7,818,039 resulting from the termination of the debt agreements and conversion of debt during December 31, 2016, as the Company continues to improve our capitalization structure with the conversion debt instruments into common stock.

General and administrative expenses increased by $1,948,568 from $4,483,821 to $6,432,389 for the years ended December 31, 2015 and December 31, 2016. Share based compensation increased by $1,598,202 from $1,748,441 to $3,346,643 for the years ended December 31, 2015 and December 31, 2016. In addition, the Company discontinued its involvement with Memcine Pharmaceuticals (see Note 4) which removed approximately $200,000 in annual costs.

Operating Activities

Cash flow from operations – continuing operations. Net cash used in operating activities from continuing operations was $2,957,952 for the year ended December 31, 2016, compared to $1,926,917 for the year ended December 31, 2015. Net cash used in operating activities for the year ended December 31, 2016 was derived from our net loss, which included stock-based compensation of $3,346,643, amortization of debt discount of $6,080,353, interest expense on derivative liability that exceeds its face value of $2,748,453. Our net loss from continuing operations for the year ended December 31, 2016 included a loss on debt extinguishment of $3,134,507, compared to a loss of $1,650,822 for the year ended December 31, 2015.

Cash flow from operations – discontinued operations. Net cash used in operating activities from discontinued operations was $179,353 for the year ended December 31, 2016, compared to net cash provided by operations of $22,569 for the year ended December 31, 2015.

Investing Activities

Cash flow from investing activities – continuing operations. Our investing activities from continuing operations used cash of $616,360 during the year ended December 31, 2016, primarily as a result of cash paid for notes receivables of $1,000,000 and purchase of property and equipment of $6,360, offset by proceeds from sale of interest in Caretta, Zika and SMA of $390,000. For the year ended December 31, 2015, our investing activities used cash of $8,149, primarily as purchase of property and equipment of $5,161 and proceeds from acquisition of Memcine of 2,988.

Cash flow from investing activities – discontinued operations. Our investing activities from discontinued operations used cash of $0 for the year ended December 31, 2016. Our investing activities from discontinued operations used cash of $2,952 during the year ended December 31, 2015.

Financing Activities

Cash flow from financing activities – continuing operations. During the year ended December 31, 2016, our financing activities from continuing operations provided cash of $3,813,767, primarily as a result of proceeds from convertible debentures of $2,932,000, proceeds from a demand note of $1,450,000, proceeds from a line of credit of $115,000, and proceeds from sale of common stock and warrants of $55,140, offset primarily by payments on debt of $738,373. Our financing activities provided cash of $2,206,300 during the year ended December 31, 2015, primarily as a result of proceeds from convertible debentures of $1,920,000, proceeds from a line of credit of $99,800, and proceeds from sale of common stock and warrants of $190,000, offset primarily by payments on debt of $3,500.

Cash flow from financing activities – discontinued operations. During the year ended December 31, 2016, our financing activities from discontinued operations provided cash of $0. Our financing activities from discontinued operations provided cash of $0 during the year ended December 31, 2015.

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

Below is a description of the material financing activities of the Company during 2016:

During 2016, the Company conducted a private placement and issued convertible notes in the aggregate principal amount of $1,382,000, which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020. The investors also received a warrant to purchase that number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six month anniversary of the date of issuance of such warrant. The Company also issued 414,600 warrant to purchase common stock as debt inducement, the relative fair value of the warrants was $156,552. As of December 31, 2016, these convertible notes were converted into 2,704,005 shares of common stock fair valued at $2,673,443.

On October 16, 2016, pursuant to a series of transactions, a convertible note dated December 31, 2015 in the principal amount of $2.5 million (issued by the Company to K4), an entity owned by John M. Krohn, President, Chief Operating Officer and Director of the Company, was cancelled and replaced with a new Amended and Restated Convertible Note (“Amended Note”) in the principal amount of $2.5 million. The material terms of the Amended Note include: interest at the rate of 8% per annum, which shall begin to accrue on January 1, 2017; Company may prepay the Amended Note (a) on or before December 31, 2017, with the consent of K4, which consent cannot be unreasonably withheld, for such purposes, including but not limited to a Nasdaq listing of the Company’s securities, or as a condition to an equity financing, and (b) at any time after December 31, 2017 upon 30 days written notice by the Company to K4. The principal amount and interest may be converted into shares of common stock of the Company at a discount of 15% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.75; and the maturity date of the Amended Note is December 31, 2021. K4 waived repayment of a $700,000 loan. The Company issued 4,000,000 shares of common stock in connection with the extinguishment of $3,200,000 of debt to K4 during 2016, total fair value of shares issued was $3,760,000. The Company issued an aggregate of 1,480,000 warrants to purchase share of common stock as debt inducement, the total relative fair value of the issued warrants was $889,923. K4 also agreed to terminate the following warrants:

Issuance Date	Expiration Date	Exercise Price	# Warrants / Shares
10/05/2013	10/05/2016 (1)	$1.46 / share	160,000
10/05/2013	10/05/2017	$1.46 / share	160,000
10/05/2013	10/05/2018	$1.46 / share	160,000
12/31/2015	12/31/2018	$1.00 / share	300,000
12/31/2015	12/31/2018	$1.25 / share	200,000

(1)	The expired warrants were part of the amended debt negotiations and were reissued with a new expiration date.

The Company issued warrants to K4 as set forth below:

Expiration Date	Exercise Price / Share	# Warrants / Shares
12/31/2019	$1.46	320,000
12/31/2019	$1.00	300,000
12/31/2019	$1.25	200,000
12/31/2019	$1.46	160,000
12/31/2019	$1.00	500,000

On December 19, 2016, the Company issued a convertible note to K4 in the principal amount of $830,000; interest accrues at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 2,075,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018.

On December 16, 2016, the Company (i) issued 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC to K4, (ii) issued 200,000 common membership units of its subsidiary Zika Therapeutics, LLC to K4, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics, LLC and (iv) assigned to K4 30% of the distributions and income receive by the Company from its investment in SOLX, Inc.

On December 31, 2016, the Company entered issued a convertible note to K4 in the principal amount of $170,000, at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 425,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018. On December 31, 2016, K4 (pursuant to the terms of the respective instruments): (i) converted the $170,000 note, in its entirety, into 388,726 shares of Common Stock of the Company (at a price of $0.43733 per share), (ii) converted the entire Amended Note into 3,333,333 shares of Common Stock of the Company (at a price of $0.75 per share), and (iii) converted the entire $830,000 principal amount Convertible Note dated December 16, 2016 into 1,897,896 shares of Common Stock of the Company (at a price of $0.43733 per share).

Letters of Credit

On April 4, 2014, the Company entered into a letter of credit (the "April Letter of Credit") with Denver Savings Bank in the principal amount of $752,325. The April Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Denver Savings Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. Through December 31, 2016, the Company has drawn down on the full principal amount of the April Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable.

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

While there can be no guarantees, the Company intends to secure additional financings through the offerings of its common stock or debt financing. Management also intends to seek out institutional capital in the next 12 months. The Company will also continue to work with our existing debt holders to extend or reduce principal amount including pay-off agreements.

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

Going Concern

The independent auditors' report accompanying our December 31, 2016 and December 31, 2015 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

In-Process Research and Development

In-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. During the year ended December 31, 2015, the Company acquired IPR&D assets in its acquisition of CBL. The fair value of the assets acquired was originally established at $6,977,347. These assets are still subject to research and development completion and accordingly, no amortization has been recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spotlight Innovation Inc.
West Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Spotlight Innovation Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Spotlight Innovation Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spotlight Innovation Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 25, 2017

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$313,333	$253,231
Prepaid expenses	214,500	17,500
Notes receivables	1,000,000	-
Current assets of discontinued operations	-	46,688
Total current assets	1,527,833	317,419

Property and equipment, net	13,155	11,520
In-process research and development	6,977,347	6,977,347
Long-term assets of discontinued operations	-	20,194
Total assets	$8,518,335	$7,326,480

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$395,849	$62,593
Accounts payable – related parties	3,560	3,560
Accrued liabilities	699,567	526,621
Stock payable	3,921,973	26,250
Notes payable	174,769	385,373
Line of credit, net of debt discount of $4,929 and $19,717 respectively	998,370	868,583
Short-term debt – related party	290,064	168,949
Convertible debentures, net of debt discounts of $0 and $555,753 respectively	-	2,244,247
Derivative liabilities	-	278,482
Current liabilities of discontinued operations	-	299,341
Total current liabilities	6,484,152	4,863,999

Long-term liabilities:
Long-term liabilities	713,442	-
Total liabilities	7,197,594	4,863,999

Commitments and contingencies

Equity:
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 1,500,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 27,276,054 and 14,627,026 shares issued and outstanding, respectively	27,276	14,627
Additional paid-in capital	34,035,015	18,760,400
Accumulated deficit	(35,369,670)	(18,643,652)
Total equity attributable to Spotlight Innovation Inc.	(1,307,379)	131,375
Non-controlling interest	2,628,120	2,331,106
Total equity	1,320,741	2,462,481
Total liabilities and equity	$8,518,335	$7,326,480

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Operating expenses:
General and administrative	6,432,389	4,483,821
Depreciation expense	4,726	2,175
Research and development expenses	232,798	274,894
Total operating expenses	6,669,913	4,760,890

Loss from operations	(6,669,913)	(4,760,890)

Other income (expense):
Loss on debt extinguishment	(3,134,507)	(1,650,822)
Gain on options exchanged for common stock with third parties	490,462	-
Gain on settlement of debt	167,824	-
Gain on extinguishment of debt and related derivative liability	753,125	-
Gain on change in value of derivative liability	700,026	-
Other income	7,990	504
Gain on foreign currency transactions	10,942	63,032
Interest expense	(9,198,059)	(1,380,020)
Total other income (expense)	(10,202,197)	(2,967,306)
Net loss from continuing operations	(16,872,110)	(7,728,196)
Net income (loss) from discontinued operations	53,106	(359,044)
Net loss	(16,819,004)	(8,087,240)
Net loss attributable to non-controlling interest	(92,986)	(45,534)
Net loss attributable to Spotlight Innovation Inc.	$(16,726,018)	$(8,041,706)

Net loss per common share – basic and diluted:
Continuing operations	$(0.93)	$(0.55)
Discontinued operations	0.00	(0.03)
Total	$(0.93)	$(0.58)

Weighted average number of common shares outstanding – basic and diluted	18,020,614	13,973,304

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Par	Capital	Deficit	Interest	Totals

Balances at December 31, 2014	13,094,618	$13,095	$11,277,032	$(10,601,946)	$2,370,276	3,058,457

Common shares issued for cash	253,335	253	189,747	-	-	190,000

Common shares issued for stock payable	190,334	190	269,515	-	-	269,705

Common shares issued for services	1,058,739	1,059	947,320	-	-	948,379

Common shares issued for loan guarantee	30,000	30	37,470	-	-	37,500

Issuance of stock options	-	-	773,812	-	-	773,812

Beneficial conversion feature on convertible notes	-	-	1,124,731	-	-	1,124,731

Warrants issued for warrant payable	-	-	692,317	-	-	692,317

Warrants issued with convertible debt	-	-	907,540	-	-	907,540

Warrants issued for services	-	-	1,290,308	-	-	1,290,308

Extinguishment of related party debt as contributed capital	-	-	1,250,608	-	-	1,250,608

Purchase of Memcine	-	-	-	-	6,364	6,364

Net loss	-	-	-	(8,041,706)	(45,534)	(8,087,240)
Balance at December 31, 2015	14,627,026	$14,627	$18,760,400	$(18,643,652)	$2,331,106	2,462,481
Common shares issued for cash	100,000	100	55,040	-	-	55,140

Common shares issued for stock payable	25,000	25	21,475	-	-	21,500

Common shares issued for services	1,707,944	1,708	997,352	-	-	999,060

Common shares issued for settlement of payables	278,108	278	96,504	-	-	96,782

Shares issued in exchange for options	516,000	516	342,634	-	-	343,150

Stock exchanged for related party options as contributed capital	-	-	34,644	-	-	34,644

Amortization of stock options	-	-	1,484,078	-	-	1,484,078

Shares issued for extinguishment of debt and related derivative liability	4,265,403	4,265	3,215,667	-	-	3,219,932

Extinguishment of related party debt and related derivative liability as contributed capital	-	-	166,289	-	-	166,289

Warrants issued as debt inducement	-	-	156,552	-	-	156,552

Transactions with K4 Enterprises, LLC
Extinguishment of related party debt and related derivative liability	1,756,573	1,757	2,029,418	-	-	2,031,175
Shares issued in extinguishment of debt to related party	4,000,000	4,000	3,756,000	-	-	3,760,000
Warrants issued as debt inducement to related party	-	-	1,362,373	-	-	1,362,373
Beneficial conversion feature on convertible notes	-	-	1,556,589	-	-	1,556,589

Sale of interest in Caretta	-	-	-	-	350,000	350,000
Sale of interest in Zika	-	-	-	-	20,000	20,000
Sale of interest in SMA	-	-	-	-	20,000	20,000

Net loss	-	-	-	(16,726,018)	(92,986)	(16,819,004)
Balance at December 31, 2016	27,276,054	$27,276	$34,035,015	$(35,369,670)	$2,628,120	$1,320,741

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,819,004)	$(8,087,240)
Less: net income (loss) from discontinued operations	53,106	(359,044)
Net loss from continuing operations	(16,872,110)	(7,728,196)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	3,346,643	1,748,441
Depreciation	4,726	2,175
Gain on change of fair value of derivative liability	(700,026)	-
Bad debt expense	-	122,250
Amortization of debt discount	6,080,353	605,385
Interest expense on derivative liability that exceeds face value	2,748,453	-
Interest expense from common shares and warrants issued for modification of convertible debt	-	37,500
Gain on options exchanged for common stock with third parties	(490,462)	-
Gain on settlement of debt	(167,824)	-
Gain on extinguishment of debt and related derivative liability	(753,125)	-
Loss on debt extinguishment	3,134,507	1,650,822
Changes in operating assets and liabilities:
Prepaid expenses	(197,000)	(17,500)
Accounts payable	536,605	974,231
Accounts payable – related parties	-	(345,395)
Accrued liabilities	382,250	1,050,654
Debt guarantee	-	34,529
Foreign currency translation adjustments	(10,942)	(61,813)
Cash provided by (used in) continuing operating activities	(2,957,952)	(1,926,917)
Cash provided by (used in) discontinued operating activities	(179,353)	22,569
Total cash provided by (used in) operating activities	(3,137,305)	(1,904,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Memcine, net cash received of $27,071	-	(2,988)
Cash paid for notes receivable	(1,000,000)	-
Proceeds from sale of interest in Caretta, Zika and SMA	390,000	-
Purchases of property and equipment	(6,360)	(5,161)
Cash used in continuing investing activities	(616,360)	(8,149)
Cash used in discontinued investing activities	-	(2,952)
Total cash used in investing activities	(616,360)	(11,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Principle payments on convertible debentures	(738,373)	(3,500)
Proceeds from convertible debentures, net	2,932,000	1,920,000
Proceeds from demand note, net	1,450,000	-
Proceeds from line of credit, net	115,000	99,800
Proceeds from sale of common shares and warrants	55,140	190,000
Cash provided by continuing financing activities	3,813,767	2,206,300
Cash provided by discontinued financing activities	-	-
Total cash provided by financing activities	3,813,767	2,206,300

Increase in cash	60,102	290,851
Cash, beginning of the year	253,231	9,068
Cash, end of the year	$313,333	$299,919

Supplemental disclosure of cash flows information:
Income taxes paid	-	-
Interest paid	$84,120	$36,641

Non-cash investing and financing transactions:
Stock payable issued for convertible debentures	$2,500,000	$-
Common shares issued for extinguishment of debt	3,760,000	-
Common shares issued for extinguishment of debt and related derivative liability	3,834,733	-
Stock payable issued for extinguishment of debt and related derivative liability	1,371,973	-
Debt discount for fair value of warrants issued with convertible debenture	1,518,925	907,540
Debt discount for fair value of royalties issued with convertible debenture	713,442	-
Beneficial conversion feature on convertible debentures	1,556,589	1,124,731
Common shares issued for stock payable	21,500	269,705
Common shares issued for settlement of payable	96,782	-
Settlement of notes payable	182,824	-
Settlement of warrants payable	-	692,317
Fair values of warrants issued for service	-	1,290,308
Debt discount for fair value of derivative liability	2,224,622	278,482
Extinguishment of related party contributed capital	1,582,665	1,250,608

The accompanying notes are an integral part of these consolidated financial statements.

SPOTLIGHT INNOVATION INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation Inc. (the “Company”) was organized under the laws of the state of Nevada on March 23, 2012 under the name Spotlight Innovation, LLC. In December 2013, the Company, through a reverse acquisition, merged with American Exploration Corporation (“American Exploration”). Spotlight Innovation Inc. is a pharmaceutical company focused on acquiring the intellectual property rights to innovative and proprietary therapeutics designed to address unmet medical needs, with an emphasis on rare, emerging, or neglected diseases. To find and evaluate unique opportunities, we leverage our extensive relationships with leading scientists, academic institutions and other sources. We provide value-added development capability to accelerate progress. When scientifically significant benchmarks have been achieved, we will endeavor to partner with proven market leaders via sale, out-license or strategic alliance.

As of December 31, 2016, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. “Celtic Iowa”, Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

Cancer

On June 4, 2014, Celtic Biotech Iowa, Inc. acquired Celtic Biotech Limited (hereinafter "CBL"). CBL was founded in 2003 in Dublin, Ireland and is developing novel and highly specialized compounds derived from snake venom, for the treatment of solid cancers and cancer imaging.

Pain Management

Caretta Therapeutics, LLC was formed in August 2016 to develop the commercialization of over-the-counter products. Caretta holds a license agreement to develop, manufacture and sell certain products derived from snake venom that may have analgesic properties.

Zika Virus Infection

On August 19, 2016, the Company entered a Sponsored Research Agreement (the “SRA”) with the Florida State University Research Foundation (“FSURF”) starting September 1, 2016, to perform certain research, over a two-year period, related to the discovery, synthetic modification, and preclinical validation of drug-like compounds intended to treat patients with Zika virus infection. The research is being conducted under the direction of Professor Hengli Tang.

Spinal Muscular Atrophy

In October 2016, the Company entered into an Exclusive License Agreement with Indiana University Research and Technology Corporation to commercialize STL-182, an orally-available small molecule that may have therapeutic potential for treating spinal muscular atrophy. Spinal Muscular Atrophy is an autosomal recessive disorder that is a leading genetic cause of death in infants and toddlers.

Additionally, the Company had interests in the following entities that was terminated during the year ended December 31, 2016:

CDT Veterinary Therapeutics, LLC (“CDT”) was formed in November 2015 to create reformulated variants of certain compounds, modified to meet the needs of the veterinary market. In September 2016, the Company decided to suspend its activities in CDT Veterinary Therapeutics, Inc.

The Company acquired approximately 82% of Memcine Pharmaceuticals, Inc. ("Memcine") in June 2015. On October 12, 2016, the Company terminated its interest in Memcine, and entered into a termination agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. Pursuant to the termination agreement, the Company terminated and cancelled all of its interest in Memcine, terminated the shareholder agreement of Memcine, and John Krohn and Cristopher Grunewald resigned as officers and directors of Memcine.

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

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries. Accordingly, the Company has consolidated CBL, Celtic Iowa, CDT (Suspended), Caretta, Zika, and SMA. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report its non-controlling interest in all subsidiaries as a separate component of shareholders' equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest's investment basis.

In the fourth quarter of 2016 the Company discontinued its operations with Memcine Pharmaceuticals. As part of the discontinuation, the Company sold it 100% of its rights including the non-controlling interest in Memcine.

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

For the years ended December 31, 2016 and 2015, the dilutive effect of 153,771 and 655,200 options, and 3,414,600 and 1,385,000 warrants, 0 and 2,053,132 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $313,333 and $253,231 cash equivalents at December 31, 2016 and 2015, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. As of December 31, 2016, the Company had cash balances of $53,283 that were uninsured.

Foreign exchange and currency translation

For the years ended December 31, 2016 and 2015, the Company maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the year ended December 31, 2016, the Company has evaluated and recorded no impairment to the Company's intangible assets.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit of $35,369,670 and has a working capital deficit of $4,956,319. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 4. DISCONTINUED OPERATIONS

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

On October 12, 2016 the Company terminated its interests in Memcine pursuant to a Termination Agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. The Company has reclassified the results from operations of Memcine to discontinued operations.

The following table summarizes the results of the Memcine business included in the consolidated statement of income as discontinued operations:

	2016	2015
Sales	$-	$-
General and administrative expenses	48,986	90,437
Depreciation	1,311	829
Research & development	125,652	55,237
Impairment of long-lived asset	-	212,541
Income before taxes	(175,949)	(359,044)
Income taxes	-	-
Results from discontinued operations	(175,949)	(359,044)
Gain from disposal of discontinued operations	229,055	-
Net income (loss) from discontinued operations	$53,106	$(359,044)

The following table presents the assets and liabilities of Memcine classified as discontinued operations in the accompanying balance sheet as of December 31, 2015:

2015
Current assets of discontinued operations - Cash	$46,688
Long-term assets of discontinued operations - Property, plant and equipment, net	20,194
Total assets of discontinued operations	$66,882

Accounts payable	$36,560
Accrued liabilities	42,316
Deferred liabilities	220,465
Current liabilities of discontinued operations	$299,341

Non-transferable balance sheet positions, such as intercompany payables of $299,574 as of October 12, 2016 were considered forgiven and netted against the gain on the disposal.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Useful lives (years)	December 31, 2016	December 31, 2015

Computers	5	$9,620	$5,221
Software	3	761	–
Furniture	5	1,200	–
Equipment	10	9,000	9,000
Subtotal		20,581	14,221
Less accumulated depreciation		(7,426)	(2,701)
Property and equipment, net		$13,155	$11,520

NOTE 6. NOTES RECEIVABLE

During 2016, the Company made two investments in SOLX, Inc. (“SOLX”), a private company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company purchased $200,000 and $800,000 in Senior Convertible Promissory notes, maturing October 1, 2017. The notes carry an interest rate of 10%. No periodic interest payments will be made, however upon maturity the principal balance and the accrued interest will be paid unless converted to equity. On a fully converted basis, the principal represents about a 10% interest in SOLX. Of the 10% interest, 3% has been assigned to K4 Enterprises, LLC (“K4”).

NOTE 7. NOTES PAYABLE

During the year ended December 31, 2015, the Company issued convertible notes to various investors in the principal amount of $300,000. The convertible notes accrues interest on the principal amount at a rate of Citibank Prime Rate plus six percent. The convertible notes convert into shares of common stock of the Company in certain instances as discussed below. Upon the closing of a Qualified Financing, defined as the issuance of equity securities to one or more investor in the amount of $2,000,000 or more of gross cash proceeds, of any conversion of outstanding securities (“Qualified Financing”), the Company will issue warrants to each noteholder equal to 33.3% of the shares of common stock issuable thereunder, at an exercise price equal to 110% of the price offered in the Qualified Financing. Such warrants shall have a term of three years.

The conversion features of the Notes are as follows:

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

During the three months ended March 31, 2016, the Company entered into subscription agreements with certain individuals and entities for purchase of an aggregate of $550,000 principal amount of convertible notes.

During the year ended December 31, 2016, the Company settled $155,000 of debt with a note holder by issuing $100,000 and $50,000 of stock payable. The Company recorded a gain on settlement of debt in the amount of $107,824. As of December 31, 2016, due to the statute of limitations, the Company wrote-off a note payable owed to a third party in the amount of $60,000. The Company also recorded a gain on settlement of debt in the amount of $60,000 related to the write-off of this debt.

For the year ended December 31, 2016, the Company entered into a special conversion offer with nine holders of the convertible notes above to convert the aggregate amount of $850,000 and accrued interest of $32,300 into 3,317,971 shares of common stock, fair valued at $1,161,290. The conversion price was $0.3575, based on the terms of the notes. The Company also recorded a gain on extinguishment of debt and related derivative liability in the amount of $341,130 and $488,221 as contributed capital. In addition, prior to the conversion discussed above, the Company recorded a change in fair value of the derivative liability in the amount of $78,159 related to the $850,000 convertible notes.

During 2016, the Company conducted a private placement and issued convertible notes in the aggregate principal amount of $1,382,000, which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020. The investors also received a warrant to purchase that number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six month anniversary of the date of issuance of such warrant. During the year ended December 31, 2016, the Company recorded $1,817,315 and $713,442 of derivative liability and royalty liability, respectively, associated with these convertible notes. In addition, the Company also recorded debt discount related to the relative fair value of the warrants in the amount of $156,552. As of December 31, 2016, these convertible notes were converted into 2,704,005 shares of common stock fair valued at 2,673,443. The Company also recorded a gain on extinguishment of debt and related derivative liability in the amount of $411,995.

On October 16, 2016, pursuant to a series of transactions, a Convertible Note (dated December 31, 2015) in the principal amount of $2.5 million issued by the Company to K4, an entity owned by John M. Krohn, President, Chief Operating Officer and Director of the Company, was cancelled and replaced with a new Amended and Restated Convertible Note (“Amended Note”) in the principal amount of $2.5 million. The material terms of the Amended Note include: interest at the rate of 8% per annum, which shall begin to accrue on January 1, 2017; Company may prepay the Amended Note (a) on or before December 31, 2017, with the consent of K4, which consent cannot be unreasonably withheld, for such purposes, including but not limited to a Nasdaq listing of the Company’s securities, or as a condition to an equity financing, and (b) at any time after December 31, 2017 upon 30 days written notice by the Company to K4. The principal amount and interest may be converted into shares of common stock of the Company at a discount of 15% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.75; and the maturity date of the Amended Note is December 31, 2021. K4 waived repayment of a $700,000 loan. The Company agreed to issue 4,000,000 shares of common stock to K4, with standard restrictive legend. K4 agreed to terminate the following warrants:

Issuance Date	Expiration Date	Exercise Price	# Warrants / Shares
10/05/2013	10/05/2016 (1)	$1.46 / share	160,000
10/05/2013	10/05/2017	$1.46 / share	160,000
10/05/2013	10/05/2018	$1.46 / share	160,000
12/31/2015	12/31/2018	$1.00 / share	300,000
12/31/2015	12/31/2018	$1.25 / share	200,000

_______

(1)	The expired warrants were part of the amended debt negotiations and were reissued with a new expiration date.

The Company issued warrants to K4 as set forth below:

Expiration Date	Exercise Price / Share	# Warrants / Shares
12/31/2019	$1.46	320,000
12/31/2019	$1.00	300,000
12/31/2019	$1.25	200,000
12/31/2019	$1.46	160,000
12/31/2019	$1.00	500,000

As of December 31, 2016, the Company recorded the issuance of the 4,000,000 shares to K4 at fair value of $3,760,000, as more fully discussed in Note 11. The extinguishment of the $2.5 million and the $700,000 notes mentioned above resulted in the Company recording a loss on extinguishment in the amount of $3,134,507.

On December 19, 2016, the Company issued a convertible note to K4 in the principal amount of $830,000; interest accrues at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 2,075,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018. On December 16, 2016, the Company (i) issued 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC to K4, (ii) issued 200,000 common membership units of its subsidiary Zika Therapeutics, LLC to K4, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics and (iv) assigned to K4 30% of the distributions and income received by the Company from its investment in SOLX, Inc.

On December 31, 2016, the Company issued a convertible note to K4 in the principal amount of $170,000, at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 425,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018.

In connection with the $170,000 and $830,000 convertible notes, the Company recorded debt discount of $472,450 related to the relative fair value of the attached warrants. The convertible notes resulted in a derivative liability in the amount of $1,970,694, of which the Company recorded additional debt discount of $527,550 and expensed the remainder of $1,443,144. Prior to conversion discussed below, the Company recorded a change in fair value of the derivative liability in the amount of $621,867 related to the $830,000 convertible note.

As of December 31, 2016, K4 (pursuant to the terms of the respective instruments): (i) converted the $170,000 note, in its entirety, into 388,726 shares of common stock of the Company (at a price of $0.43733 per share) fair valued at $233,235, (ii) converted the entire Amended Note into 3,333,333 shares of common stock of the Company (at a price of $0.75 per share) fair valued at $2,500,000, and (iii) converted the entire $830,000 note into 1,897,896 shares of common stock of the Company (at a price of $0.43733 per share) fair valued at $1,138,737.

NOTE 8. LINES OF CREDIT

On April 4, 2014, the Company entered into a letter of credit (the "April Letter of Credit") with Denver Savings Bank in the principal amount of $752,325. The April Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Denver Savings Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. Through December 31, 2016, the Company has drawn down on the full principal amount of the April Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable.

On July 29, 2014, the Company entered into a letter of credit (the "July Letter of Credit") with Denver Savings Bank in the principal amount of $250,975. The July Letter of Credit provides that the Company can borrow up to the aforementioned principal amount from the Bank until April 1, 2017. Interest accrues at the rate of 4.25% per year. To date, the Company has drawn down on the full principal amount of the July Letter of Credit. The loan is repayable on demand, but if no demand is made, then quarterly payments of accrued interest calculated on the amount outstanding is due and payable.

NOTE 9. LEASES

As of December 31, 2016, the Company has one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K-4 in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. Monthly rent is $1,314, which will increase by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month.

NOTE 10. INCOME TAXES

At December 31, 2016 and 2015, the Company's deferred tax assets consisted primarily of net operating loss carry forwards acquired from American Exploration in the merger. For the years ended December 31, 2016 and 2015, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At December 31, 2016 and 2015, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of December 31, 2016, the Company had a net operating loss carry forward of approximately $33.3 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

NOTE 11. EQUITY

The Company has authorized 3,000,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 1,500,000 shares of preferred stock and 4,000,000,000 shares of common stock.

2015 Issuances

On January 5, 2015, the Company issued 33,334 shares of common stock for a subscription received in December 2014. The subscription consisted of 33,334 shares of common stock and 12,500 warrants to purchase one share of common stock for each warrant, for net cash proceeds of $25,000. The warrants have an exercise price of $1.25 per share and expire three years after the date of issuance. The relative fair value of the common stock was $13,702 and was recorded as a stock payable as of December 31, 2014. Warrants were issued during the year ended December 31, 2016.

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

2016 Issuances

On January 11, 2016, a holder exercised warrants to purchase 100,000 shares of Common Stock. The exercise price was 60% of the average closing market price for the 20 consecutive trading days preceding the exercise date. Total proceeds received from the exercise was $55,140.

The Company issued 25,000 shares on September 1, 2016 in settlement of a stock payable with a fair value of $21,500.

The Company issued 1,707,944 shares of common stock for employee services in lieu of cash compensation in 2016. The table below details the issuances:

Month	Shares issued	Fair Value at issue date
April	780,000	$377,500
August	25,000	19,750
September	50,000	33,250
October	127,944	97,310
December	725,000	471,250
Total	1,707,944	$999,060

The Company issued 278,108 shares of common stock for vendor services in accordance with a vendor agreement. The fair value of the common stock at issuance was $96,782 and has been recorded as a marketing expense.

In September 2016, the Company entered into a termination agreement in which 100,000 options to purchase common stock were terminated for the issuance of 50,000 shares of common stock. The fair value of the options on the termination date was $36,318 and the shares had a fair value of $40,250. The Company recorded a loss on options exchanged for common stock with third parties in the amount of $3,933.

In December 2016, the Company entered into exchange agreements with employees, consultants and directors of the Company to exchange 2,650,000 options, granted under the 2015 equity incentive plan, for 466,000 shares of common stock. The fair value of the options on the exchange date was $831,938 and the shares had a fair value of $302,900. The Company recorded stock compensation of $831,938, a loss on options exchanged for common stock with related parties and a gain on options exchanged for common stock with third parties of $494,395. The Company also recorded $34,644 as contributed capital related stock exchanged for related party options.

For the year ended December 31, 2016, the Company recorded amortization of stock options in the amount of $1,484,078, related to the options issued under the 2015 equity incentive plan.

As discussed in Note 7, for the year ended December 31, 2016, the Company entered into a special conversion offer with nine holders of convertible notes in the aggregate amount of $850,000 and accrued interest of $32,300. Eight of the note holders converted an aggregate of $400,000 of debt and $15,200 of accrued interest into an aggregate of 1,561,398 shares of common stock, fair valued at $546,489. The conversion price was $0.3575, based on the terms of the notes. The Company also recorded $48,701 as contributed capital.

As discussed in Note 7, during 2016, the Company conducted a private placement and issued convertible notes in the aggregate principal amount of $1,382,000. The Company also issued 414,600 warrant to purchase common stock as debt inducement, the relative fair value of the warrants was $156,552. As of December 31, 2016, these convertible notes were converted into 2,704,005 shares of common stock fair valued at $2,673,443. The Company recorded $117,588 as contributed capital.

As discussed in Note 7, the Company issued 4,000,000 shares of common stock in connection with the extinguishment of $3,200,000 of debt to K4 during 2016, total fair value of shares issued was $3,760,000. The Company issued an aggregate of 1,480,000 warrants to purchase share of common stock as debt inducement, the total relative fair value of the issued warrants was $889,923. The Company also recorded additional debt discount of $1,556,589 for the beneficial conversion feature pursuant to the terms of the Amended and Restated Convertible Note.

Transaction with K4 Enterprises, LLC.

As discussed in Note7, for the year ended December 31, 2016, the Company entered into a special conversion offer with nine holders of convertible notes in the aggregate amount of $850,000 and accrued interest of $32,300. K4, one of the nine note holders, converted $450,000 of debt and $17,100 of accrued interest into 1,756,573 shares of common stock, fair valued at $614,801. The conversion price was $0.3575, based on the terms of the notes. The Company also recorded $439,520 as contributed capital.

During 2016, the Company issued convertibles in the amounts of $170,000 and $830,000 to K4 (Note 7). The Company issued K4 2,500,000 warrants to purchase common stock as debt inducement with these convertible notes, relative fair value of the warrants was $472,450. For the year ended December 31, 2016, K4 (pursuant to the terms of the respective instruments): (i) converted the $170,000 note into 388,726 shares of common stock of the Company (at a price of $0.43733 per share), fair valued at $233,235, (ii) converted the entire $830,000 note into 1,897,896 shares of common stock of the Company (at a price of $0.43733 per share), fair valued at $1,138,738, and (iii) converted the entire $2.5 million Amended Note into 3,333,333 shares of common stock of the Company (at a price of $0.75 per share), fair valued at $2,500,000. The Company recorded $976,854 as contributed capital related to the extinguishment of the $170,000 and $830,000 debt and related derivative liabilities with K4. As of December 31, 2016, the Company has not issued the aggregate of 5,619,955 shares discussed above to K4. The Company recorded stock payable to K4 in the amount of $3,871,973 related to these shares.

On December 16, 2016, the Company (i) issued 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC to K4 for proceeds of $350,000, (ii) issued 200,000 common membership units of its subsidiary Zika Therapeutics, LLC to K4 for proceeds of $20,000, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics for proceeds of $20,000. The Company recorded a total of $390,000 in non-controlling interest in these subsidiaries during the year ended December 31, 2016.

Options

Upon the acquisition of American Exploration, the Company adopted the 2009 Stock Option Plan (the "2009 Plan"). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock. The Company, as part of the merger in 2013, issued and exchanged 5,200 stock options to individuals who previously held stock options in American Exploration.

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation, Inc. 2015 Equity Incentive Plan (the "2015 Plan")

The total number of shares which may be issued under 2015 Plan shall not exceed the 3,600,000 Shares. The shares covered by the portion of any grant under the 2015 Plan which expires unexercised shall become available again for grant under the 2015 Plan.

In November 2015, the Company granted incentive stock options and non-qualified stock options to acquire an aggregate of 2,600,000 shares of the Company's common stock under the Company's 2015 Plan to various officers and consultants of the Company. The options have exercise prices of $1.10 to $1.21. Each option was granted under a three-year vesting term, 25% upon grant, and 25% on each of the first, second and third anniversary of grant date. Of the 2,600,000 options granted, 150,000 were issued to an executive officer and the remaining 2,450,000 were issued to certain consultants of the Company. The fair value of these options $2,382,078.

2016 Equity Incentive Plan

On December 13, 2016, the Company adopted the Spotlight Innovation Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 5,000,000 shares of common stock under the 2016 Plan.

On December 23, 2016, the Company issued an aggregate of 231,000 shares of its common stock pursuant to the 2016 Plan, in exchange for options to purchase 300,000 shares of the common stock as follows:

Name	Number of Shares issued	Number of Option Shares that were canceled as a result of the exchange
John Krohn (Our President, COO and a Director)	108,000	75,000
Craig Lang (A Director)	108,000	75,000
Cristopher Grunewald (Our CEO)	15,000	150,000
Total	231,000	300,000

On December 23, 2016, the Company granted to John William Pim, the Company’s Chief Financial Officer 125,000 shares of the Company’s common stock, valued at $81,250 pursuant to the 2016 Plan. The Company also issued an aggregate of 235,000 shares of common stock pursuant to the 2016 Plan to certain non-executive officers and consultants of the Company in exchange for options to purchase an aggregate of 2,350,000 shares of the Company’s common stock originally issued pursuant to the 2015 Plan.

Fair Value

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table.

	2015 Equity Incentive Plan	2016 Equity Incentive Plan
Expected Volatility	142.16%	301-320%
Expected Dividends	$0	0
Expected Term in years	3	3-4

The weighted-average grant-date fair value of options granted in 2016 is $0.54.

Summary Stock Option Activity

A summary of the stock option activity for the years ended December 31, 2016 and 2015 is presented below:

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2014	5,200	$359.04
Granted	2,600,000	1.11
Exercised	-	-
Expired/Forfeited	-	-
Outstanding December 31, 2015	2,605,200	$1.82
Granted	448,571	0.54
Exercised	-	-
Expired/Forfeited	2,900,000	1.06
Outstanding December 31, 2016	153,771	$12.48
Exercisable December 31, 2016	153,771	12.48

The following table provides information as of December 31, 2016 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	3,605,200	$3.95	5,050,000
Equity Compensation Plans Not Approved by Security Holders	1,364,171	1.40	-
Total	4,969,371	$2.77	5,050,000

Warrants

During the year ended December 31, 2016, the Company issued warrants to purchase 414,600 shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the year ended December 31, 2016. These warrants have an exercise price equal to the closing price of the common stock of the Company on the six-month issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $156,552.

During the year ended December 31, 2016, the Company issued warrants to purchase 2,500,000 shares of common stock. These warrants were issued in connection with the Company’s convertible notes to K4 of $170,000 and $830,000 during the year ended December 31, 2016. These warrants have an exercise price equal to $1.20 per share. The relative fair value of the warrants based on the Black-Scholes model was $472,450.

During the year ended December 31, 2016, the Company issued warrants to purchase 1,480,000 shares of common stock. These warrants were issued in connection with the Company’s Amended and Restated Convertible Note dated October 18, 2016. These warrants have an exercise price equal ranging from $1.00 to $1.46 in accordance with the terms of the agreement. The relative fair value of the warrants based on the Black-Scholes model was $889,923.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 0.0% to 1.40%; ii) expected terms ranging from 0 to 5.00 years; iii) expected volatility ranging from 0% to 323.01%; iv) zero expected dividends and v) stock price of $0.64 to $1.48.

A summary of the warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding December 31, 2014	2,226,671	$1.10
Granted	2,839,620	1.25
Exercised
Expired/forfeited	(3,054,620)	1.11
Outstanding at December 31, 2015	2,011,671	1.29
Granted	4,394,600	1.19
Exercised	(100,000)	1.68
Expired/forfeited/terminated	(480,000)	1.46
Outstanding December 31, 2016	5,826,271	$1.19
Exercisable December 31, 2016	5,826,271	$1.19

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of December 31, 2016 is 1.56 years.

NOTE 12. RELATED PARTY TRANSACTIONS

John M. Krohn, President, Chief Operating Officer and Director of the Company, is a 50% owner of K4. As disclosed in Note 7, the Company has entered into several financing agreements with K4. As disclosed in Note 9, the Company entered into a Sublease with K4, to occupy the current offices of the Company. On December 16, 2016, the Company (i) issued K4 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC, (ii) issued K4 200,000 common membership units of its subsidiary Zika Therapeutics, LLC, (iii) issued K4 200,000 common membership units of its subsidiary SMA Therapeutics, LLC and (iv) assigned to K4 30% of the distributions and income received by the Corporation from its investment in SOLX, Inc.

On October 5, 2016, Caretta entered into a license agreement with Dr. Paul Reid, of Celtic Biotech, Iowa. On August 31, 2016, Mr. Arthur purchased a convertible note in the principal amount of $20,000 from the Company, in a private placement, and received a warrant to purchase 6,000 shares of the Company’s common stock. These warrants have an exercise price equal to the closing price of the Company common stock of the six-month issuance thereof.

The material terms of the note are:

•	At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

•	Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

In December 2016, Mr. Arthur converted the note in its entirety into 54,054 shares of the Company’s common stock.

The warrant issued to Mr. Arthur provides for the issuance of warrants to purchase 6,000 shares of common stock of the Company at an exercise price of $0.497, 110% of the closing bid price of the common stock of the Company on the six- month anniversary of the issuance date of the convertible note.

On August 31, 2016 and November 5, 2016, Dr. Agarwal purchased a principal amount of $250,000 and $100,000, respectively, of the note from the Company, in a private placement, and received warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The exercise price of the warrants is 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the issuance date of the convertible note. For the warrants to purchase the first 75,000 common shares, the exercise price is $0.497.

In connection with the issuance of the notes, Caretta Therapeutics, LLC (a subsidiary of the Company) entered into a Royalty Agreement with Mr. Arthur and Dr. Agarwal pursuant to which Mr. Arthur and Dr. Agarwal will receive a pro rata share of a royalty during the years ended 2017, 2018, 2019 and 2020 of the Company’s subsidiary Caretta Therapeutics, LLC as follows:

•	Aggregate of 5% of net revenue.

•	Net revenues defined as gross revenues, minus all license/royalty fees and cost of goods sold.

•	Royalties will cease once investor has received two times the amount invested in the respective note.

As of December 31, 2016, the Company has a demand note with K4 in the amount of $132,251. There are no formal payment terms, this loan is payable upon demand.

NOTE 13. SUBSEQUENT EVENTS

On January 10, 2017, the Company entered into an employment agreement with Cristopher Grunewald pursuant to which he is continuing to serve as the Company’s Chief Executive Officer, at a salary of $180,000 per annum. The agreement shall continue until the second anniversary thereof, unless terminated earlier pursuant to the agreement. Mr. Grunewald’s employment may be terminated by either the Company or by Mr. Grunewald at any time and for any reason; provided that, unless otherwise provided in the agreement, either party shall be required to give the other party at least 30 days advance written notice of any termination of Mr. Grunewald’s employment. In the event that Mr. Grunewald’s employment is terminated Without Cause by the Company or by Mr. Grunewald for Good Reason (as these terms are defined in the agreement) or subject to the terms of the agreement as a result of a Change in Control (as defined in the agreement), Mr. Grunewald shall be entitled to monthly payments equal to 12 months’ salary for the year in which the termination occurred as well as to receive payment for any accrued amounts (as defined in the agreement).

On January 13, 2017, the Company issued an aggregate of 1,235,000 shares of its common stock, valued at $802,750 pursuant to the 2016 Plan to non-executive officers and consultants of the Company.

Subsequent to December 31, 2016, K4 has loaned the Company an additional $475,000. There are no formal payment terms, this loan is payable upon demand. There is no stated interest rate.

During 2017, the Company has accepted subscriptions for $380,000 of convertible notes in the Private Placement (See Note 7 above).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

CEO/CFO Certifications

Attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, there are two certifications, and the Section 302 certifications, one by each of our President and Chief Operating Officer and our Chief Financial Officer (CFO). This Item 9A contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives; and

3)	lack of accounting personnel with adequate experience and training.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Inherent Limitations On Effectiveness Of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our President and COO, CEO and CFO, has concluded that these controls and procedures are not effective at the "reasonable assurance" level.

Changes In Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers as of December 31, 2016, their ages and positions held are as follows:

Name	Age	Position with the Company
Cristopher Grunewald	43	Chief Executive Officer
John William (Bill”) Pim	62	Chief Financial Officer
John M. Krohn	57	Chief Operating Officer, President and Director
Craig A. Lang	64	Director
Ralph Arthur	69	Director
Dr. Sanjeev Agarwal	58	Director

Jack Price and Steven Katz served as members of the Board of Directors of the Company from February 24, 2016, until their resignations from the Board of Directors on June 15, 2016, and June 14, 2016 respectively. Cristopher Grunewald resigned as President and Director on December 29, 2016. Ralph Arthur and Dr. Sanjeev Agarwal joined the Board of Directors on December 27, 2016. John Krohn became President and Chief Operating Officer of the Company on December 27, 2016.

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

Cristopher Grunewald

Chief Executive Officer

Mr. Grunewald is the Chief Executive Officer of the Company since its inception. His prior experience includes leading corporate development and operations projects, and providing decision support for early stage companies. Prior experience also includes serving as Vice President for Real Estate Acquisitions with DC Investments and executing an extensive expansion plan into various new markets. Mr. Grunewald was a director with GOOI Global from December 13, 2013 to February 17, 2016, and from January 1992 to December 1994. Mr. Grunewald served with U.S. Marines, and training from the National Geospatial Intelligence Agency. B.S. in Liberal Science and Technology from Iowa State University.

John William (“Bill”) Pim

Chief Financial Officer

Mr. Pim joined the Company as Chief Financial Officer in November 2015. Mr. Pim has over three decades of financial and business development experience with expertise in auditing, financial reporting, SEC compliance, strategic planning, risk management and mergers and acquisitions. Mr. Pim has held senior level financial positions with: Mark Seed Company; Adrian Carriers; Iowa Renewable Energy, Inc. (where Mr. Pim was a co-founder and a Director from October 2005 to October 2010); Iowa Foundation for Medical Care; and Heartland Express. Mr. Pim, a C.P.A. received a B.S. degree in Accounting from the University of Iowa.

John M. Krohn

President, Chief Operating Officer, Director

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

Ralph Arthur

Director

Ralph Arthur has been a member of the Company’s board of director’s since December 2016. Mr. Arthur joined Ruan Transport Corporation in 2000 and served, until his retirement at the end of 2016, as President of Dedicated Contract Carriage with responsibility for the operations of the dedicated private carriage lines and logistics. Since 2012, Mr. Arthur has been a member of the board of Iowa Motor Truck Association. Mr. Arthur has a Master’s degree from the University of Northern Colorado and a Bachelor of Science degree from Virginia Tech.

Dr. Sanjeev Agarwal

Director

Dr. Sanjeev Agarwal has been a member of the Company’s board of directors since December 2016. Dr. Agarwl has been President of Technochem International, Inc. Since 2000. Technochem builds equipment and infrastructure for the production of vegetable oils, biodiesel, glycerin and fermentation-based specialty-chemicals for clients worldwide. He has supervised the design, fabrication and installation of equipment for startup and existing facilities, has participated in numerous process development projects, and has incorporated novel technologies to improve plant efficiency and reduce waste. Dr. Agarwal has a Ph.D. in Business from Ohio State University, an MS in Chemical Engineering from University of California at Davis, and a BS in Chemical Engineering from Indian Institute of Technology at Roorkee, India.

Committees of The Board Of Directors

In February 2016 we formed three committees: Audit Committee comprised of John Krohn, Steven Katz, and Jack Price; Compensation Committee comprised of Mssrs. Katz, Price, and Lang; Corporate Governance Committee comprised of Mssrs. Lang, Krohn, and Katz. Jack Price and Steven Katz served as members of the Board of Directors of the Company and respective committees from February 24, 2016, until their resignations from the Board of Directors on June 15, 2016, and June 14, 2016 respectively.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2016, with the exception of the following reports which were filed late.

Reporting Person	Form Type
John William Pim	3
Craig Lang	3
John Michael Krohn	3
Michael Kemery	3
K4 Enterprises, LLC	3
Michael Kemery	4

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2016 and 2015 (collectively, the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Cristopher Grunewald,	2016	159,850	0	0	0	0	0	180,000(4)	339,850
CEO (1)	2015	120,000	0	0	0	0	0	0(4)	120,000

John William Pim,	2016	70,000	0	25,000	0	0	0	00	95,000
CFO (2)	2015	7,000	0	90,000	0	0	0	00	97,000

John M. Krohn, President,	2016	-	-	-	-	-	-	-	-
COO (3)	2015	-	-	-	-	-	-	-	-

_______________

(1)	Mr. Grunewald became President and CEO of the Company on July 24, 2013. Mr. Grunewald resigned as President and Director on December 29, 2016.
(2)	Mr. Pim became CFO of the Company on November 6, 2015.
(3)	Mr. Krohn became a Director of the Company on February 24, 2016. Mr. Krohn became President and Chief Operating Officer of the Company on December 27, 2016.
(4)

Amount represents an estimated amount due Mr. Grunewald pursuant to his employment agreement dated December 16, 2013 if Mr. Grunewald's employment is terminated without cause or he resigns for good reason, each such term as defined in Mr. Grunewald's employment agreement.

Agreements

Below are the agreements the Company is a party to with the named executive officers:

On December 28, 2016, the Company and Mr. Krohn entered into an employment agreement pursuant to which Mr. Krohn is serving as the Company’s President and Chief Operating Officer. Mr. Krohn continues to serve as a member of the Company’s Board of Directors. Pursuant to Mr. Krohn’s employment agreement, he will receive a salary of $240,000 per annum. Mr. Krohn was also issued 450,000 shares of the Company’s common stock, and provided the agreement remains in force, will be issued additional shares of common stock as follows: 75,000 shares shall be issued on or about January 2, 2017, 75,000 shares will be issued on or about April 2, 2017, 75,000 shares shall be issued on or about July 2, 2017 and 75,000 shares shall be issued on or about September 2, 2017. The agreement shall continue until the second anniversary thereof, unless terminated earlier pursuant to the agreement, provided that, on December 31, 2018 and each annual anniversary thereafter the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days’ prior to the applicable renewal date. Mr. Krohn’s employment may be terminated by either the Company or by Mr. Mr. Krohn at any time and for any reason; provided that, unless otherwise provided therein, either party shall be required to give the other party at least 30 days advance written notice of any termination of Mr. Krohn’s employment. In the event that Mr. Krohn’s employment is terminated Without Cause by the Company or by Mr. Krohn for Good Reason (as these terms are defined in the agreement), or subject to the terms of the agreement as a result of a Change in Control (as defined in the Agreement), Mr. Krohn shall be entitled to a lump sum payment equal to one times the sum of the his then base salary, as well as to receive payment for any Accrued Amounts (as defined in the agreement).

On December 28, 2016, the Company and Mr. John William Pim entered into an employment agreement pursuant to which Mr. Pim is serving as the Company’s Chief Financial Officer. Pursuant to Mr. Pim’s employment agreement he will receive a salary of $120,000 per annum. In consideration of Mr. Pim’s entering into the Agreement on the effective date, the Company granted the following equity awards to the Mr. Pim pursuant to the Company’s 2016 Equity Incentive Plan, provided that the agreement remains in force: 125,000 restricted shares of Common Stock, of which 31,250 shares shall be issued on or about January 2, 2017, 31,250 shares will be issued on or about April 2, 2017, 31,250 shares shall be issued on or about July 2, 2017, and 31,250 shares shall be issued on or about September 2, 2017, provided the agreement remains in effect. The agreement shall continue until the second anniversary thereof.

On January 10, 2017, the Company and Mr. Grunewald entered into an employment agreement pursuant to which he is continuing to serve as the Company’s Chief Executive Officer. $180,000 per annum. The agreement shall continue until the second anniversary thereof, unless terminated earlier pursuant to the agreement. Mr. Grunewald’s employment may be terminated by either the Company or by Mr. Grunewald at any time and for any reason; provided that, unless otherwise provided in the agreement, either party shall be required to give the other party at least 30 days advance written notice of any termination of Mr. Grunewald’s employment. In the event that Mr. Grunewald’s employment is terminated Without Cause by the Company or by Mr. Grunewald for Good Reason (as these terms are defined in the agreement) or subject to the terms of the agreement as a result of a Change in Control (as defined in the agreement), Mr. Grunewald shall be entitled to monthly payments equal to 12 months’ salary for the year in which the termination occurred as well as to receive payment for any Accrued Amounts (as defined in the agreement).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2016 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John William Pim	-	-	-	-	-	31,250	$18,750	-	-
John Krohn	-	-	-	-	-	75,000	$45,000	-	-

Equity Compensation Plans

We have three equity compensation plans, the Spotlight Innovation Inc. 2009 Stock Option Plan (the "2009 Plan"), the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the "2015 Plan"), and the Spotlight Innovation Inc. 2016 Equity Incentive Plan (the "2016 Plan").

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

2015 Plan

Effective November 25, 2015, our Board of Directors adopted the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allows us to grant certain options to our directors, officers, employees, and eligible consultants. A total of 3,600,000 shares of our common stock are available for issuance under the 2015 Plan. The 2015 Plan has not been approved by our stockholders. On November 25, 2015, the Company granted incentive stock options and non-qualified stock options to acquire an aggregate of 2,600,000 shares of the Company's common stock under the Company's 2015 Plan to various officers and consultants of the Company. Each option was granted under a three-year vesting term, Twenty Five Percent (25%) upon grant, and Twenty Five Percent (25%) on each of the first, second and third anniversary of grant date. Of the 2,600,000 options granted, 150,000 were issued to an executive officer and the remaining 1,600,000 were issued to certain consultants of the Company. In August 2016 the Company issued 148,571 options to a former director of the Company, with a term of four years.

2016 Plan

Effective December 13, 2016, our Board of Directors adopted the Spotlight Innovation Inc. 2016 Equity Incentive Plan (the "2016 Plan"). The 2016 Plan allows us to grant certain options and shares of stock to our directors, officers, employees, and eligible consultants. A total of 5,000,000 shares of our common stock are available for issuance under the 2016 Plan. The 2015 Plan has not been approved by our stockholders. On December 23, 2016, the Company issued an aggregate of 231,000 shares of its common stock pursuant to the 2016 Plan, in exchange for options to purchase 300,000 shares of the common stock as follows:

Name	Number of Shares issued	Number of Option Shares that were canceled as a result of the exchange
John Krohn (Our President, COO and Director)	108,000	75,000
Craig Lang (Our Director)	108,000	75,000
Cristopher Grunewald (Our CEO)	15,000	150,000
Total	231,000	300,000

On December 23, 2016, the Company and John William Pim, the Company’s Chief Financial Officer, entered into a Restricted Stock Grant Agreement pursuant to which he was granted 125,000 shares of the Company’s common stock pursuant to the 2016 Plan. The Company also issued an aggregate of 235,000 shares of common stock pursuant to the 2016 Plan to certain non-executive officers and consultants of the Company in exchange for options to purchase an aggregate of 2,350,000 shares of the Company’s common stock originally issued pursuant to the 2015 Plan.

Director Compensation

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

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steve Katz	-	-	$51,965	-	-	$195,907	$247,872

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 25, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares.

As of April 25, 2017, there were 29,388,742 shares of our Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)
Directors and Executive Officers:
Cristopher Grunewald (2)	5,618,627	19.12%
John William Pim (3)	275,000	*
John M. Krohn (4)	16,717,910	43.09%
Craig A. Lang (5)	484,038	1.65%
Ralph Arthur (6)	139,730	*
Sanjeev Agarwal (7)	899,486	3.06%
All executive officers and directors as a group (6 persons)	23,910,227	67.71%

5% or Greater Beneficial Owners:
K4 Enterprises, LLC (8)	15,136,204	39.24%
Michael Kemery (9)	15,136,204	39.24%

______________

*	Less than one percent.
(1)

In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of March 1, 2017. In determining the percent of common stock owned by a person or entity on March 1, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 1, 2017 and (ii) the total number of shares that the beneficial owner may acquire upon conversion of securities and upon exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares and such person's address is c/o Spotlight Innovation, Inc., 11147 Aurora Avenue, Aurora Business Park, Building 3, Urbandale, Iowa 50322.

(2)	Mr. Grunewald is the Chief Executive Officer of the Company. The number of shares beneficially owned consists of 5,618,627 shares of common stock.
(3)

Mr. Pim is the Chief Financial Officer of the Company. The number of shares beneficially owned consists of: 150,000 shares of common stock and (ii) 125,000 shares of common held jointly by Mr. Pim and Nancy J. Pim.

(4)

Mr. Krohn is the President, Chief Operating Officer, and a member of the Board of Directors of the Company.

The number of shares beneficially owned includes of: (i) 1,280,219 shares of common stock; (ii) 80,000 shares of common stock held in the name of Jordan Krohn and in such capacity holds voting and dispositive power over the securities held by such individual and (iii) 221,487 shares of common stock underlying warrants exercisable within 60 days.

Mr. Krohn is a Managing Member of K-4 Enterprises, LLC (“K-4”) and in such capacity holds voting and dispositive power over the securities held by such entity. The number of securities held directly by K-4 includes: (i) 6,035,352 shares of common stock; (ii) 3,333,333 shares of common stock issuable upon conversion of an outstanding 8.00% convertible promissory note in the aggregate principal amount of $2,500,000; (iv) 3,435,000 shares of common stock underlying warrants exercisable within 60 days held by K4, (v) 1,943,793 shares of common stock issued upon conversion of an outstanding convertible promissory note in the aggregate principal amount of $830,000 owned by K4, and (vi) 388,726 shares of common stock issued upon conversion of an outstanding convertible note in the aggregate principal amount of $170,000.

The address for Mr. Krohn is 124 62nd Street, West Des Moines, IA 50266.

52

(5)

Mr. Lang is a member of the Board of Directors of the Company. The number of shares beneficially owned consists of: (i) 108,000 shares of common stock; (ii) 195,175 shares of common stock held by Craig Lang, IRA (“IRA”); (iii) 24,000 shares of common stock underlying warrants held by IRA exercisable within 60 days; and (iv) 156,863 shares of common stock issuable upon conversion of a convertible note in the principal amount of $80,000 held by IRA.

The address for Mr. Lang is 4245 180th Street, Brooklyn, Iowa 52211.

(6)

Mr. Arthur is a member of the Board of Directors of the Company. The number of shares beneficially owned consists of (i) 133,730 shares of common stock and (ii) 6,000 shares of common stock issuable to upon exercise of warrants exercisable within 60 days.

(7)

Dr. Agarwal is a member of the Board of Directors of the Company. The number of shares beneficially owned consists of (i) 794,486 shares of common stock and (ii) 105,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days.

(8)

The number of securities held directly by K-4 includes: (i) 6,035,352 shares of common stock; (ii) 3,333,333 shares of common stock issuable upon conversion of an outstanding 8.00% convertible promissory note in the aggregate principal amount of $2,500,000; (iv) 3,435,000 shares of common stock underlying warrants exercisable within 60 days held by K4, (v) 1,943,793 shares of common stock issued upon conversion of an outstanding convertible promissory note in the aggregate principal amount of $830,000 owned by K4, and (vi) 388,726 shares of common stock issued upon conversion of an outstanding convertible note in the aggregate principal amount of $170,000.

(9)

Mr. Kemery is a Managing Member of K-4 Enterprises, LLC (“K-4”) and in such capacity holds voting and dispositive power over the securities held by such entity. The number of securities held directly by K-4 includes: (i) 6,035,352 shares of common stock; (ii) 3,333,333 shares of common stock issuable upon conversion of an outstanding 8.00% convertible promissory note in the aggregate principal amount of $2,500,000; (iv) 3,435,000 shares of common stock underlying warrants exercisable within 60 days held by K4, (v) 1,943,793 shares of common stock issued upon conversion of an outstanding convertible promissory note in the aggregate principal amount of $830,000 owned by K4, and (vi) 388,726 shares of common stock issued upon conversion of an outstanding convertible note in the aggregate principal amount of $170,000.

The address for Mr. Kemery is 124 62nd Street, West Des Moines, IA 50266.

The following table provides information as of December 31, 2016 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	3,605,200	$3.95	5,050,000

Equity Compensation Plans Not Approved by Security Holders	1,364,171	1.40	-
Total	4,969,371	$2.77	5,050,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2016, except as described herein and below, there has not been any transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. We believe the transactions set forth below were executed on terms no less favorable to us than we could have obtained from unaffiliated third parties.

John M. Krohn, the President, Chief Operating Officer and Director of the Company is a 50% owner of K4. On December 16, 2016, the Company (i) issued K4 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC, (ii) issued K4 200,000 common membership units of its subsidiary Zika Therapeutics, LLC, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics and (iv) assigned to K4 30% of the distributions and income receive by the Company from its investment in SOLX, Inc.

On October 16, 2016, pursuant to a series of transactions, a Convertible Note (dated December 31, 2015) in the principal amount of $2.5 million (issued by the Company to K4), an entity owned by John M. Krohn, President, Chief Operating Officer and Director of the Company, was cancelled and replaced with a new Amended and Restated Convertible Note (“Amended Note”) in the principal amount of $2.5 million. The material terms of the Amended Note include: interest at the rate of 8% per annum, which shall begin to accrue on January 1, 2017; Company may prepay the Amended Note (a) on or before December 31, 2017, with the consent of K4, which consent cannot be unreasonably withheld, for such purposes, including but not limited to a Nasdaq listing of the Company’s securities, or as a condition to an equity financing, and (b) at any time after December 31, 2017 upon 30 days written notice by the Company to K4. The principal amount and interest may be converted into shares of common stock of the Company at a discount of 15% of the average price of the common stock of the Company during the 20 consecutive trading days immediately prior to such conversion, but not less than $0.75; and the maturity date of the Amended Note is December 31, 2021. K4 waived repayment of a $700,000 loan. The Company issued 4,000,000 shares of common stock in connection with the extinguishment of $3,200,000 of debt to K4 during 2016, total fair value of shares issued was $3,760,000. The Company issued an aggregate of 1,480,000 warrants to purchase share of common stock as debt inducement, the total relative fair value of the issued warrants was $889,923. K4 also agreed to terminate the following warrants:

Issuance Date	Expiration Date	Exercise Price	# Warrants / Shares
10/05/2013	10/05/2016 (1)	$1.46 / share	160,000
10/05/2013	10/05/2017	$1.46 / share	160,000
10/05/2013	10/05/2018	$1.46 / share	160,000
12/31/2015	12/31/2018	$1.00 / share	300,000
12/31/2015	12/31/2018	$1.25 / share	200,000

(1)	The expired warrants were part of the amended debt negotiations and were reissued with a new expiration date.

The Company issued warrants to K4 as set forth below:

Expiration Date	Exercise Price / Share	# Warrants / Shares
12/31/2019	$1.46	320,000
12/31/2019	$1.00	300,000
12/31/2019	$1.25	200,000
12/31/2019	$1.46	160,000
12/31/2019	$1.00	500,000

On December 19, 2016, the Company issued a convertible note to K4 in the principal amount of $830,000; interest accrues at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 2,075,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018.

On December 31, 2016, the Company entered issued a convertible note to K4 in the principal amount of $170,000, at the rate of 6% per annum, and is convertible at the option of K4 into shares of common stock of the Company at a price equal to 70% of the average closing bid price of the common stock of the Company during the six months immediately prior to such conversion. The Company also issued K4 warrants to purchase 425,000 shares of the Company’s common stock at an exercise price of $1.20 per share until December 31, 2018. On December 31, 2016, K4 (pursuant to the terms of the respective instruments): (i) converted the $170,000 note, in its entirety, into 388,726 shares of Common Stock of the Company (at a price of $0.43733 per share), (ii) converted the entire Amended Note into 3,333,333 shares of Common Stock of the Company (at a price of $0.75 per share), and (iii) converted the entire $830,000 principal amount Convertible Note dated December 16, 2016 into 1,897,896 shares of Common Stock of the Company (at a price of $0.43733 per share).

On October 5, 2016, Caretta entered into a license agreement with Dr. Paul Reid, of Celtic Biotech, Iowa. On August 31, 2016, Mr. Arthur purchased a convertible note in the principal amount of $20,000 from the Company, in a private placement, and received a warrant to purchase 6,000 shares of the Company’s common stock. These warrants have an exercise price equal to the closing price of the Company common stock of the six-month issuance thereof.

The material terms of the note are:

•	At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

•	Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

In December 2016, Mr. Arthur converted the note in its entirety into 54,054 shares of the Company’s common stock.

The warrant issued to Mr. Arthur provides for the issuance of warrants to purchase 6,000 shares of common stock of the Company at an exercise price of $0.497, 110% of the closing bid price of the common stock of the Company on the six- month anniversary of the issuance date of the convertible note.

On August 31, 2016 and November 5, 2016, Dr. Agarwal purchased a principal amount of $250,000 and $100,000, respectively, of the note from the Company, in a private placement, and received warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The exercise price of the warrants is 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the issuance date of the convertible note. For the warrants to purchase the first 75,000 common shares, the exercise price is $0.497.

In connection with the issuance of the notes, Caretta Therapeutics, LLC (a subsidiary of the Company) entered into a Royalty Agreement with Mr. Arthur and Dr. Agarwal pursuant to which Mr. Arthur and Dr. Agarwal will receive a pro rata share of a royalty during the years ended 2017, 2018, 2019 and 2020 of the Company’s subsidiary Caretta Therapeutics, LLC as follows:

•	Aggregate of 5% of net revenue.

•	Net revenues defined as gross revenues, minus all license/royalty fees and cost of goods sold.

•	Royalties will cease once investor has received two times the amount invested in the respective note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 18, 2016, the Company notified GBH CPAs, PC ("GBH") of its dismissal as the Company's independent registered public accounting firm effective as of that date. On January 19, 2016, the Company selected WithumSmith+Brown, PC as its new independent registered public accounting firm for the fiscal year ended December 31, 2016. The decision to engage WithumSmith+Brown, PC as the Company's independent registered public accounting firm was approved by the Company's Board of Directors. On June 22, 2016, the Company notified WithumSmith+Brown, PC of its dismissal as the Company's independent registered public accounting firm. On June 22, 2016, the Company selected GBH as its independent registered public accounting firm.

Principal Accounting Fees & Services	2016	2015
Audit Fees	$273,716	$99,800
Audit Related Fees		-
Tax Fees	$10,450	8,490
All Other Fees		-
Total Fees	$284,166	$108,290

Audit Fees

These amounts include fees for professional services rendered in auditing our financial statements set forth in our Forms 10-K for the years ended December 31, 2016 and 2015 year-end audit and the reviews of our quarterly financial statements set forth in our Forms 10-Q in 2016 and 2015.

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

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2016 and 2015 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOTLIGHT INNOVATION INC.

Dated: April 26, 2017	By:	/s/ John M. Krohn
John M. Krohn, President/Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Krohn	President, Chief Operating Officer, and Director (Principal Executive Officer)	April 26, 2017
John M. Krohn

/s/ William Pim	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 26, 2017
William Pim

/s/ Cristopher Grunewald	Chief Executive Officer and Director	April 26, 2017
Cristopher Grunewald

/s/ Craig A. Lang	Director	April 26, 2017
Craig A. Lang

/s/ Ralph Arthur	Director	April 26, 2017
Ralph Arthur

/s/ Dr. Sanjeev Agarwal	Director	April 26, 2017
Dr. Sanjeev Agarwal

EXHIBIT NO.	DOCUMENT

3.1*	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 5, 2006).

3.2*	Bylaws. (Incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 5, 2006).

3.3*	Articles of Merger between Minhas Energy Consultants and American Energy Corp. (Incorporated by reference to Exhibit 3.1(2) on Form 8-K filed August 8, 2008).

3.4*	Certificate of Change dated May 26, 2010. (Incorporated by reference to Exhibit 3.1 on Form 8-K filed May 27, 2010).

3.5*	Certificate of Change dated October 7, 2010. (Incorporated by reference to Exhibit 3.1.2 filed October 14, 2014).

3.4*	Certificate of Amendment to Articles of Incorporation dated December 9, 2013. (Incorporated by reference to Exhibit 3.1 on Form 8-K filed December 13, 2013).

3.5*	Articles of Merger between Spotlight Innovation, LLC and Spotlight Innovation Inc. dated December 10, 2013. (Incorporated by reference to Exhibit 3.2 on Form 8-K filed December 13, 2013).

3.6*	Certificate of Designation dated December 10, 2013. (Incorporated by reference to Exhibit 4.1 on Form 8-K filed December 13, 2013).

3.7*	Certificate of Amendment to Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K filed July 1, 2014).

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

10.26*	Convertible Note dated December 31, 2015 in the principal amount of $2,500,000 (Incorporated by reference to Exhibit 10.26 to the Form 8-K filed on January 7, 2016).

10.27*	Line of Credit with Denver Savings Bank in the Principal sum of $752,325 dated April 4, 2014 (incorporated by reference to Exhibit 10.27 to the Form 8-K filed on January 7, 2016).

10.28*	Line of Credit with Denver Savings Bank in the Principal sum of $250,000 dated July 29, 2014 (incorporated by reference to Exhibit 10.28 to the Form 8-K filed on January 7, 2016).

10.29*	Form of December, 2015 Convertible Note (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on August 31, 2016).

10.30*	Form of Spotlight Innovation Inc. Subscription Agreement (incorporated by reference to Exhibit 10.30 to the Form 8-K filed October 7, 2016).

10.31*	Form of Spotlight Innovation Inc. Convertible Promissory Note (incorporated by reference to Exhibit 10.31 to the Form 8-K filed October 7, 2016).

10.32*	Form of Spotlight Innovation Inc. Warrant (incorporated by reference to Exhibit 10.32 to the Form 8-K filed October 7, 2016).

10.33*	Form of Caretta Therapeutics, Inc. Royalty Agreement (incorporated by reference to Exhibit 10.33 to the Form 8-K filed October 7, 2016).

10.34*

Termination Agreement dated October 12, 2016 between Spotlight Innovation Inc. Memcine Pharmaceuticals, Inc., the University of Iowa Research Foundation, and Dr. Tony Vanden Bush (incorporated by reference to Exhibit 10.34 to the Form 8-K filed October 17, 2016).

10.35*	Forbearance and Refinancing Agreement (incorporated by reference to Exhibit 10.34 to the Form 8-K filed October 20, 2016).

10.36*	License Agreement between Spotlight Innovation Inc. and Paul Reid dated October 5, 2016 (incorporated by reference to Exhibit 10.36 to the Form 10-Q filed November18, 2016).

10.37**(1)	Exclusive License Agreement between Spotlight Innovation Inc. and Indiana University Research and Technology Corporation dated October 13, 2016.

10.38**(1)	Exclusive License Agreement with Sublicensing Terms executed as of November 8, 2016 between Spotlight Innovation Inc. and the Florida State University Research Foundation, Inc.

10.39*	The 2016 Equity Incentive Plan of Spotlight Innovation Inc. (incorporated by reference to the Form 8-K filed December 16, 2016).

10.40*	Sublease between Spotlight Innovation Inc. and K4 Enterprises, LLC dated December 15, 2016 (incorporated by reference to the Form 8-K filed December 19, 2016).

10.41*	Convertible Note (incorporated by reference to the Form 8-K filed December 22, 2016).

10.42*	Warrant to Purchase Shares of Common Stock (incorporated by reference to the Form 8-K filed December 22, 2016).

10.43*	Form of Exchange Agreement (incorporated by reference to the Form 8-K filed December 30, 2016).

10.44*	Form of Restricted Stock Grant Agreement (incorporated by reference to the Form 8-K filed December 30, 2016).

10.45*	Employment Agreement between Spotlight Innovation Inc. and John Krohn (incorporated by reference to the Form8-K filed January 4, 2017).

10.46*	Employment Agreement between Spotlight Innovation Inc. and John William Pim (incorporated by reference to the Form8-K filed January 4, 2017).

10.47*	Convertible Note dated December 31, 2016 (incorporated by reference to the Form8-K filed January 6, 2017).

10.48*	Warrant to Purchase 425,000 shares of Common Stock (incorporated by reference to the Form8-K filed January 4, 2017).

10.49*	Employment Agreement between Spotlight Innovation Inc. and Cristopher Grunewald (incorporated by reference to the Form8-K filed January 11, 2017).

10.50**(1)	Exclusive License Agreement with Sublicensing Terms effective as of January 15, 2017 between Spotlight Innovation Inc. and the Florida State University Research Foundation, Inc.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Documents.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________

*	Previously filed.
**	Filed herewith.
(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

