Form 10-Q
period 2017-03-31
Spotlight Innovation Inc.
filed 2017-05-22
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

Commission File No. 000-52542

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11147 Aurora Avenue

Aurora Business Park, Building 3

Urbandale, Iowa 50322

(Address of principal executive offices)

(515) 274-9087

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 18, 2017, the Company had 34,473,514 outstanding shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$223,862	$313,333
Prepaid expenses	187,983	214,500
Notes receivable	1,070,615	1,000,000
Total current assets	1,482,460	1,527,833

Property, and equipment, net	12,648	13,155
In-process research and development	6,977,347	6,977,347
Total assets	$8,472,455	$8,518,335
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$401,186	$395,849
Accounts payable and accrued liabilities – related parties	15,562	3,560
Accrued liabilities	692,901	699,567
Stock payable	3,876,973	3,921,973
Notes payable	169,924	174,769
Lines of credit, net of discounts of $1,233 and $4,929, respectively	1,002,068	998,370
Short-term debt – related party	767,558	290,064
Total current liabilities	6,926,172	6,484,152

Long-term liabilities:
Long-term liabilities	935,702	713,442
Total liabilities	7,861,874	7,197,594

Equity:
Series A preferred stock, $0.001 par value, 1,500,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 29,631,050 and 27,276,054 shares issued and 28,631,050 and 27,276,054 outstanding, respectively	29,631	27,276
Additional paid-in capital	35,474,728	34,035,015
Accumulated deficit	(37,426,039)	(35,369,670)
Common stock held in treasury stock, 1,000,000 shares at cost	-	-
Total equity attributable to Spotlight Innovation Inc.	(1,921,680)	(1,307,379)
Non-controlling interest	2,532,261	2,628,120
Total equity	610,581	1,320,741
Total liabilities and equity	$8,472,455	$8,518,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE	$-	$-

COST OF SALES	52,875	-

OPERATING EXPENSES:
General and administrative expenses	1,636,775	1,000,024
Research and development expenses	175,166	-
Depreciation expense	1,280	1,182
Total operating expenses	1,813,221	1,001,206

LOSS FROM OPERATIONS	(1,866,096)	(1,001,206)

OTHER INCOME (EXPENSE):
Interest income	33,844	-
Interest expense	(519,636)	(167,481)
Loss on change in value of derivative liability	(4,364)	(215,186)
Gain on extinguishment of debt and related derivative liability	205,745	-
Gain (loss) on foreign currency exchange	(1,721)	200
Total other income (expense)	(286,132)	(382,467)

Net loss from continuing operations	(2,152,228)	(1,383,673)
Net loss from discontinued operations	-	(80,953)
Net loss	(2,152,228)	(1,464,626)
Net loss attributable to non-controlling interest holders	(95,859)	(21,367)

Net loss attributable to Spotlight Innovation Inc. shareholders	$(2,056,369)	$(1,443,259)

Net loss per common share - basic and diluted
Continued operations	$(0.08)	$(0.09)
Discontinued operations	0.00	(0.01)
Total	$(0.08)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	28,732,182	14,696,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,152,228)	$(1,464,626)
Less: net loss from discontinued operations	-	(80,953)
Net loss from continuing operations	(2,152,228)	(1,383,673)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	934,000	296,498
Depreciation and amortization	1,280	790
Loss on change of fair value of derivative liability	4,364	215,186
Amortization of debt discount	408,698	42,516
Interest expense on derivative liability that exceeds face value	76,708	-
Gain on extinguishment of debt and related derivative liability	(205,745)	-
(Gain) loss on foreign currency exchange	1,721	(200)
Changes in operating assets and liabilities:
Prepaid Expense	26,517	8,750
Accounts payable	5,337	82,559
Accounts payable and accrued liabilities - related party	12,002	-
Accrued liabilities	(10,736)	142,708
Accrued interest from notes receivable	(33,844)	-
Cash used in continuing operating activities	(931,926)	(594,866)
Cash used in discontinued operating activities	-	(38,992)
Total cash used in operating activities	(931,926)	(633,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for note receivables	(36,771)	-
Cash paid for purchase of fixed assets	(774)	(4,769)
Cash used in continuing investing activities	(37,545)	(4,769)
Cash used in discontinued investing activities	-	(392)
Total cash used in investing activities	(37,545)	(5,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(210,000)	-
Proceeds from convertible debenture - net	405,000	550,000
Proceeds from demand note	685,000	-
Proceeds from sale of common shares and warrants	-	55,140
Cash provided by continuing financing activities	880,000	605,140
Cash provided by discontinued financing activities	-	-
Total cash provided by financing activities	880,000	605,140

Decrease in cash during the period	(89,471)	(33,879)
Cash, beginning of the period	313,333	299,919
Cash, end of the period	$223,862	$266,040

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$10,748	$47,901

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for extinguishment of debt and related derivative liability	$435,157	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$22,910	$-
Debt discount for relative fair value of royalties attached to convertible debentures	$222,260	$-
Common shares issued for stock payable	$50,000	$-
Derivative liability related to convertible debentures	$236,538	$906,585

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

As of March 31, 2017, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. “Celtic Iowa”, Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

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

For the three months ended March 31, 2017 and 2016, the dilutive effect of the issuance of 0 and 0 options, 121,500 and 70,338 warrants, and 767,282, and 0 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $223,862 and $313,333 cash equivalents at March 31, 2017 and December 31, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2017, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the three months ended March 31, 2017 and 2016, the Company maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the three months ended March 31, 2017 and 2016, the Company recorded no in impairment to the Company’s long-lived assets.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had accumulated net losses of $37,426,039 and had a working capital deficit of $5,443,712. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes the results of the Memcine business included in the consolidated statement of income as discontinued operations:

Three Months Ended March 31, 2016
Sales	$-
General and administrative expenses	80,516
Depreciation	437
Income before taxes	(80,953)
Income taxes	-
Net loss from discontinued operations	$(80,953)

Non-transferable balance sheet positions, such as intercompany payables of $299,574 as of October 12, 2016 were considered forgiven and netted against the gain on the disposal.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful lives	March 31,	December 31,
Description	(years)	2017	2016
Computers	5	$9,620	$9,620
Software	3	761	761
Furniture	5	1,974	1,200
Equipment	10	9,000	9,000
Subtotal		21,355	20,581
Less accumulated depreciation		(8,707)	(7,426)
Property and equipment, net		$12,648	$13,155

NOTE 6. NOTES RECEIVABLE

During 2016, the Company made two investments in SOLX, Inc. (“SOLX”), a Massachusetts-based, privately-held medical device company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company purchased $200,000 and $800,000 in Senior Convertible Promissory notes, maturing October 1, 2017. The notes carry an interest rate of 10%. No periodic interest payments will be made, upon maturity the principal balance and the accrued interest will be paid unless converted to equity. On a fully converted basis, the principal represents about a 10% interest in SOLX. Of the 10% interest, 3% has been assigned to K4 Enterprise, LLC (“K4”). During the three-month ending March 31, 2017, the Company purchased an additional note from SOLX in the amount of $36,771, and accrued interest income of $33,844.

NOTE 7. NOTES PAYABLE

During 2016, the Company conducted a private offering of up to $2,500,000 in principal amount of the Company’s convertible promissory notes (the “Private Placement”), which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ending December 31, 2017, 2018, 2019 and 2020. The investors shall also receive warrants to purchase a number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six month anniversary of the date of issuance of such warrant. During the year ended December 31, 2016, the Company issued convertible notes in the aggregate principal amount of $1,382,000, under the Private Placement.

During the three months ended March 31, 2017, under the Private Placement, the Company issued convertible notes in the aggregate principal amount of $405,000. During the three months ended March 31, 2017, the Company recorded $236,538 and $222,260 of derivative liability and royalty liability, respectively, associated with these convertible notes. In addition, the Company also recorded debt discount related to the relative fair value of the warrants in the amount of $22,910. As of March 31, 2017, these convertible notes were converted into 767,282 shares of common stock, fair valued at $385,907, and stock payable of $5,000. The Company also recorded a gain on extinguishment of debt and related derivative liability in the amount of $205,745.

NOTE 8. LEASES

As of March 31, 2017, the Company has one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K4 in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. K4 is a related party. Monthly rent is $1,314, which will increase by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month.

NOTE 9. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

At March 31, 2017, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards. For the three months ended March 31, 2017 and 2016, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2017 and 2016, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2017, the Company has a net operating loss carry forward of approximately $35.8 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

NOTE 10. EQUITY

The Company has authorized the issuance of 1,500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

The Company issued common stock for services during the three months ended March 31, 2017. The table below details the issuances:

Month	Shares issued	Fair Value at issue date
January, 2017	1,360,000	$884,000
February, 2017	100,000	50,000
Total	1,460,000	$934,000

Treasury Stock

During the three months ended March 31, 2017, the Company reacquired 1,000,000 shares of its common stock. The shares were previously held by Cris Grunewald, executive officer of the Company, and the shares remained issued, but not outstanding, at March 31, 2017. The shares are recorded at a cost of $0.

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

As of March 31, 2017, there are 5,200 stock options outstanding under the 2009 Plan which were issued prior to the merger. These stock options were valued at $6,934 using the Black-Scholes model which was included in the purchase price of American Exploration.

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the “Plan”).

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

During the quarter ended March 31, 2017, the Company issued no options to purchase shares of common stock to a former member of the Board of Directors and current Board of Director members. A summary of the stock option activity for the three months ended March 31, 2017 is presented below.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2016	153,771	$12.48
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding March 31, 2017	153,771	$12.48
Exercisable March 31, 2017	153,771	12.48

Warrants

During the three months ended March 31, 2017, the Company issued warrants to purchase 121,500 shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the three months ended March 31, 2017. These warrants have an exercise price equal to the closing price of the common stock of the Company on the six-month issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $22,910.

During the three months ended March 31, 2017, 494,171 warrants expired with an average exercise price of $1.29.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 1.47% to 1.66%; ii) expected terms of 3.00 years; iii) expected volatility ranging from 133.04% to 270.27%; iv) zero expected dividends and v) stock price of $0.41 to $0.52.

A summary of the warrant activity for the three months ended March 31, 2017 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2016	5,826,271	$1.19
Granted	121,500	0.55
Exercised	-	-
Expired/forfeited/terminated	(494,171)	1.29
Outstanding March 31, 2017	5,453,600	$1.16
Exercisable March 31, 2017	5,453,600	$1.16

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of March 31, 2017 is 2.00 years.

NOTE 11. RELATED PARTY TRANSACTIONS

John M. Krohn, President, Chief Operating Officer and Director of the Company, is a 50% owner of K4. The Company has entered into several financing agreements with K4. The Company entered into a Sublease with K4, to occupy the current offices of the Company. On December 16, 2016, the Company (i) issued 350,000 common membership units of its subsidiary Caretta Therapeutics, LLC to K4, (ii) issued 200,000 common membership units of its subsidiary Zika Therapeutics, LLC to K4, (iii) issued 200,000 common membership units of its subsidiary SMA Therapeutics, LLC to K4 and (iv) assigned to 30% of the distributions and income receive by the Corporation from its investment in SOLX, Inc. to K4.

On October 5, 2016, Caretta entered into a license agreement with Dr. Paul Reid, of Celtic Biotech, Iowa. In August 2016, Mr. Arthur purchased a convertible note in the principal amount of $20,000 from the Company, in a private placement, and received a warrant to purchase 6,000 shares of the Company’s common stock. These warrants have an exercise price equal to the closing process of the Company common stock of the six-month issuance thereof.

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

The warrant issued to Mr. Arthur provides for the issuance of warrants to purchase that number of shares of common stock of the Company equal to 30% of the amount invested in the convertible notes based on the exercise price of the Warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six- month anniversary of the issuance date of the convertible note).

In August and November 2016, Dr. Agarwal purchased an aggregate principal amount of $350,000 of the note from the Company, in a private placement, and received warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The warrants issued to Dr. Agarwal provides for the issuance of warrants to purchase that number of shares of common stock of the Company equal to 30% of the amount invested in the convertible notes based on the exercise price of the Warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the issuance date of the convertible note).

In connection with the issuance of the notes, Caretta Therapeutics, LLC (a subsidiary of the Company) entered into a Royalty Agreement with Mr. Arthur and Dr. Agarwal pursuant to which Mr. Arthur and Dr. Agarwal will receive a pro rata share of a royalty during 2017, 2018, 2019 and 2020 of the Company’s subsidiary Caretta Therapeutics, LLC as follows:

•	Aggregate of 5% of net revenue.

•	Net revenues defined as gross revenues, minus all license/royalty fees and cost of goods sold.

•	Royalties will cease once investor has received two times the amount invested in the respective note.

As of March 31, 2016, the Company has a demand note with K4 in the amount of $607,251. There are no formal payment terms, this loan is payable upon demand.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to March 31, 2017, K4 has loaned the Company an additional $150,000. Subsequent to March 31, 2017 the Company has paid $400,000 leaving an open balance with K4, at May 19, 2017, of $357,251. There are no formal payment terms, this loan is payable upon demand. There is no stated interest rate.

Subsequent to March 31, 2017 a consultant loaned $105,000 to the Company. There are no formal payment terms, this loan is payable upon demand. There is no stated interest rate.

Subsequent to March 31, 2017, the Company has accepted subscriptions for $285,000 of convertible notes, under the Private Placement (See Note 7 above).

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

Plan of Operation

As of March 31, 2017, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

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

During the quarter ended March 31, 2017 the Company raised $405,000 in convertible debt proceeds. The Company anticipates securing additional financing in 2017. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company

Critical Accounting Policies

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the quarter ended March 31, 2017, the Company has evaluated and recorded no impairment to the Company's intangible assets.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

Revenue. For the three months ended March 31, 2017 and 2016, we had no revenue. The lack of revenues is due to the Company continuing to develop technologies in the health field.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $1,636,775 for the three months ended March 31, 2017 from $1,000,024 for the three months ended March 31, 2016, representing a $636,751 increase. The increase was mainly due to an increase in marketing expense and share-based compensation.

Other Income (Expense). For the three months ended March 31, 2017, other expense, net was $286,132, compared to $382,467 for the three months ended March 31, 2016, a decrease of $96,335. The decrease in other expense was primarily due to a gain recorded on the extinguishment of debt and related derivative liability and a decrease in loss on change in value of derivative liability, offset by an increase in interest expense related to amortization of debt discount.

Net Loss. The Company’s net loss was $2,152,228 and $1,464,626 for the three months ended March 31, 2017 and 2016, respectively. The increase in net loss was mainly due to an increase interest expense related amortization of debt discount resulting from extinguishment of debt and related derivative liability, offset by a gain on the extinguishment.

Liquidity and Capital Resources:

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

The Company had $223,862 in cash and cash equivalents as of March 31, 2017. The Company has negative working capital of $5,443,712, and total stockholders’ equity of $610,581 as of March 31, 2017. For the three months ended March 31, 2017, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $4,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the three months ended March 31, 2017, K4 Enterprises has provided short-term operating cash totaling $475,000 in the form of cash advances or direct payment of invoices for the Company.

Operating Activities

Cash flow from operations – continuing operations. Net cash used in operating activities from continuing operations was $931,926 for the three months ended March 31, 2017, compared to $594,866 for the three months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017 was derived from our net loss, which included stock-based compensation of $934,000, amortization of debt discount of $408,698, interest expense on derivative liability that exceeds face value of $76,708. Our net loss from continuing operations for the three months ended March 31, 2017 included a gain on extinguishment of debt and related derivative liability of $205,745, compared to a loss of $0 for the three months ended March 31, 2016.

Cash flow from operations – discontinued operations. Net cash used in operating activities from discontinued operations was $0 for the three months ended March 31, 2017, compared to net cash used by operations of $38,992 for the three months ended March 31, 2016.

Investing Activities

Cash flow from investing activities – continuing operations. Our investing activities from continuing operations used cash of $37,545 during the three months ended March 31, 2017, primarily as a result of cash paid for notes receivables of $36,771 and purchase of property and equipment of $774. For the three ended March 31, 2016, our investing activities used cash of $4,769, primarily as purchase of property and equipment of $4,769.

Cash flow from investing activities – discontinued operations. Our investing activities from discontinued operations used cash of $0 for the three months ended March 31, 2017. Our investing activities from discontinued operations used cash of $392 during the three months ended March 31, 2016.

Financing Activities

Cash flow from financing activities – continuing operations. During the three months ended March 31, 2017, our financing activities from continuing operations provided cash of $880,000, primarily as a result of proceeds from convertible debentures of $405,000, proceeds from a demand note of $685,000, offset primarily by payments on debt of $210,000. Our financing activities provided cash of $605,140 during the three months ended March 31, 2016, primarily as a result of proceeds from convertible debentures of $550,000 and proceeds from sale of common stock and warrants of $55,140.

Cash flow from financing activities – discontinued operations. During the three months ended March 31, 2017 and 2016, our financing activities from discontinued operations provided cash of $0.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended March 31, 2017, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2	inadequate segregation of duties consistent with control objectives; and

3	lack of accounting personnel with adequate experience and training.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

______________

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

SPOTLIGHT INNOVATION INC.

Dated: May 18, 2017	By:	/s/ John M. Krohn
John M. Krohn
President/Chief Operating Officer, Director

	By:	/s/ John William Pim
John William Pim
Chief Financial Officer

