Form 10-Q
period 2017-06-30
Spotlight Innovation Inc.
filed 2017-08-17
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

Commission File No. 000-52542

Spotlight Innovation Inc.
(Name of small business issuer in its charter)

Nevada	98-0518266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11147 Aurora Avenue

Aurora Business Park, Building 3

Urbandale, IA 50322

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2017, the Company had 32,935,343 outstanding shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$127,823	$313,333
Prepaid expenses	241,945	214,500
Notes receivable	1,096,464	1,000,000
Total current assets	1,466,232	1,527,833

Property, and equipment, net	11,368	13,155
In-process research and development	6,977,347	6,977,347
Total assets	$8,454,947	$8,518,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$596,686	$395,849
Accounts payable and accrued liabilities – related parties	11,362	3,560
Accrued liabilities	607,395	699,567
Stock payable	400,082	3,921,973
Notes payable	170,809	174,769
Short-term debt – related party	732,410	290,064
Lines of credit, net of discounts of $0 and $4,929, respectively	1,003,300	998,370
Total current liabilities	3,522,044	6,484,152

Long-term liabilities:
Convertible debenture, net of debt discount of $252,733 and $0, respectively	97,267	-
Convertible debenture – related party, net of debt discount of $247,254 and $0, respectively	52,746	-
Derivative liability	13,508	-
Other long-term liabilities	1,755,729	713,442
Total liabilities	5,441,294	7,197,594

Equity:
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 34,550,343 and 27,276,054 shares issued and 35,550,343 and 27,276,054 outstanding, respectively	35,550	27,276
Additional paid-in capital	39,516,485	34,035,015
Accumulated deficit	(38,973,768)	(35,369,670)
Common stock held in treasury stock, 1,000,000 and 0 shares at cost	-	-
Total equity attributable to Spotlight Innovation Inc.	578,267	(1,307,379)
Non-controlling interest	2,435,386	2,628,120
Total equity	3,013,653	1,320,741
Total liabilities and equity	$8,454,947	$8,518,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$-	$-	$-	$-

COST OF SALES	68,225	-	121,100	-

OPERATING EXPENSES:
General and administrative expenses	803,917	1,110,073	2,440,692	2,110,097
Research and development expense	392,140	113,422	567,306	113,422
Depreciation expense	1,281	1,181	2,561	2,363

Total operating expenses	1,197,338	1,224,676	3,010,559	2,225,882

LOSS FROM OPERATIONS	(1,265,563)	(1,224,676)	(3,131,659)	(2,225,882)

OTHER INCOME (EXPENSE):
Unrealized loss on change in present value of royalties	(50,901)	-	(50,901)	-
Interest expense	(379,721)	(158,129)	(899,357)	(325,640)
Gain (loss) on derivative liability	-	267,278	(4,364)	52,092
Gain on extinguishment of debt and related derivative liability	37,971	-	243,716	-
Other income	25,848	3,003	59,692	3,033
Gain (loss) on foreign currency exchange	(12,238)	(282)	(13,959)	(82)

Total other income (expense)	(379,041)	111,870	(665,173)	(270,597)

Net loss from continuing operations	(1,644,604)	(1,112,806)	(3,796,832)	(2,496,479)
Net loss from discontinued operations	-	(29,471)	-	(110,424)
Net loss	(1,644,604)	(1,142,277)	(3,796,832)	(2,606,903)
Net loss attributable to non-controlling interest holder	(96,875)	(7,368)	(192,734)	(28,735)

Net loss attributable to Spotlight Innovation Inc.	$(1,547,729)	$(1,134,909)	$(3,604,098)	$(2,578,168)

Net loss per common share - basic and diluted
Continued operations	$(0.05)	$(0.07)	$(0.12)	$(0.17)
Discontinued operations	-	(0.00)	-	(0.01)
Total	$(0.05)	$(0.07)	$(0.12)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	32,479,100	15,411,751	30,615,991	15,058,290

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,796,832)	$(2,606,903)
Less: net loss from discontinued operations	-	(110,424)
Net loss from continuing operations	(3,796,832)	(2,496,479)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	1,027,723	970,495
Depreciation and amortization	2,561	2,408
Gain (loss) on change of fair value of derivative liability	4,364	(52,091)
Amortization of debt discount	727,694	91,629
Interest expense on derivative liability that exceeds face value	96,541	-
Gain on extinguishment of debt and related derivative liability	(243,716)	-
Unrealized loss on change in present value of royalty liability	50,901	-
(Gain) loss on foreign currency exchange	13,959	82
Changes in operating assets and liabilities:
Prepaid expense	(27,445)	17,500
Accounts payable	200,837	(37,782)
Accounts payable and accrued liabilities - related party	7,802	-
Accrued liabilities	(96,161)	204,183
Accrued interest from notes receivable	(59,693)	-
Cash used in continuing operating activities	(2,091,465)	(1,300,055)
Cash used in discontinued operating activities	-	(42,321)
Total cash used in operating activities	(2,091,465)	(1,342,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable	(36,771)	-
Cash paid for purchase of fixed assets	(774)	(5,206)
Cash used in continuing investing activities	(37,545)	(5,206)
Cash used in discontinued investing activities	-	45
Total cash used in investing activities	(37,545)	(5,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(806,500)	-
Proceeds from convertible debenture - net	1,515,000	550,000
Proceeds from demand note	1,235,000	400,000
Proceeds from line of credit, net	-	115,000
Proceeds from sale of common shares and warrants	-	55,140
Cash provided by continuing financing activities	1,943,500	1,120,140
Cash provided by discontinued financing activities	-	-
Total cash provided by financing activities	1,943,500	1,120,140

Decrease in cash	(185,510)	(227,397)
Cash, beginning of the period	313,333	299,919
Cash, end of the period	$127,823	$72,522

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$41,053	$62,970

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for extinguishment of debt and related derivative liability	$495,816	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$39,232	$-
Debt discount for relative fair value of royalties attached to convertible debentures	$991,386	$-
Common shares issued for stock payable	$3,926,973	$-
Stock payable issued for conversion of convertible debenture	$400,082	$-
Derivative liability related to convertible debentures	$288,676	$906,585

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

As of June 30, 2017, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. (“Celtic Iowa”), Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

Cancer

On June 4, 2014, Celtic Iowa acquired Celtic Biotech Limited (hereinafter "CBL"). CBL was founded in 2003 in Dublin, Ireland and is developing novel and highly specialized compounds derived from snake venom, for the treatment of solid cancers and cancer imaging.

Pain Management

Caretta was formed in August 2016 to develop the commercialization of over-the-counter products. Caretta holds a license agreement to develop, manufacture and sell certain products derived from snake venom that may have analgesic properties.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the period ended December 31, 2016 filed with the SEC, have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries. Accordingly, the Company has consolidated CBL, Celtic Iowa, CDT Veterinary Therapeutics, Inc.(Suspended), Caretta, Zika, and SMA. All significant intercompany accounts and transactions have been eliminated.

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

For the six months ended June 30, 2017 and 2016, the dilutive effect of the issuance of 0 and 0 options, 454,500 and 0 warrants, and 948,079, and 0 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $127,823 and $313,333 cash equivalents at June 30, 2017 and December 31, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2017, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

For the six months ended June 30, 2017 and 2016, the Company maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the six months ended June 30, 2017 and 2016, the Company recorded no impairment to the Company’s long-lived assets.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had accumulated net losses of $38,973,768 and had a working capital deficit of $2,055,812. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On October 12, 2016, the Company terminated its interests in Memcine pursuant to a Termination Agreement with Memcine, the University of Iowa Research Foundation, and Dr. Tony Vanden Bush. The Company has reclassified the results from operations of Memcine to discontinued operations.

The following table summarizes the results of the Memcine business included in the consolidated statement of income as discontinued operations:

Six Months Ended June 30, 2016
Sales	$-
General and administrative expenses	109,550
Depreciation	874
Loss before taxes	(110,424)
Income taxes	-
Net loss from discontinued operations	$(110,424)

Non-transferable balance sheet positions, such as intercompany payables of $299,574 as of October 12, 2016 were considered forgiven and netted against the gain on the disposal.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Useful lives (years)	June 30, 2017	December 31, 2016
Computers	5	$9,620	$9,620
Software	3	761	761
Furniture	5	1,974	1,200
Equipment	10	9,000	9,000
Subtotal		21,355	20,581
Less accumulated depreciation		(9,987)	(7,426)
Property and equipment, net		$11,368	$13,155

NOTE 6. NOTES RECEIVABLE

During 2016, the Company made two investments in SOLX, Inc. (“SOLX”), a Massachusetts-based, privately-held medical device company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company purchased $200,000 and $800,000 in Senior Convertible Promissory notes, maturing October 1, 2017. The notes carry an interest rate of 10%. No periodic interest payments will be made, upon maturity the principal balance and the accrued interest will be paid unless converted to equity. On a fully converted basis, the principal represents about a 10% interest in SOLX. Of the 10% interest, 3% has been assigned to K4 Enterprise, LLC (“K4”). During the six months ended June 30, 2017, the Company purchased an additional note from SOLX in the amount of $36,771.

The Company has been issued a warrant to purchase Series A Preferred Stock or Series A-2 shares of Preferred stock of SOLX. The warrant allows the Company to purchase 35% of the face value of the Company investment at a price of $0.8170 for Series A Preferred or $0.940 for Series A-2 Preferred stock.  The expiration date is the earlier of (i) December 6, 2026, (ii) the closing the initial public offering (IPO) of the SOLX Common Stock,(iii) the closing of the sale or substantially all of the assets of SOLX. The Company accrued interest income of $58,693.

NOTE 7. NOTES PAYABLE

During 2016, the Company conducted a private offering of up to $2,500,000 in principal amount of the Company’s convertible promissory notes (the “Private Placement”), which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ending December 31, 2017, 2018, 2019 and 2020. The investors shall also receive warrants to purchase a number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the date of issuance of such warrant. During the year ended December 31, 2016, the Company issued convertible notes in the aggregate principal amount of $1,382,000, under the Private Placement.

During the six months ended June 30, 2017, the Company increased the Private Placement offering principal amount from $2.5 million to $11.5 million.

During the six months ended June 30, 2017, under the Private Placement, the Company issued convertible notes in the aggregate principal amount of $1,515,000. During the six months ended June 30, 2017, the Company recorded $288,676 and $991,386 of derivative liability and royalty liability, respectively, associated with these convertible notes. In addition, the Company also recorded debt discount related to the relative fair value of the warrants in the amount of $39,231. As of June 30, 2017, the convertible notes converted into shares 948,079 of common stock, fair valued at $446,564, and stock payable of $400,082. The Company also recorded a gain on extinguishment of debt and related derivative liability in the amount of $243,716. For the six months ended June 30, 2017, the Company recorded an unrealized loss on the change of present value of the royalty liabilities in the amount of $50,901.

NOTE 8. LEASES

As of June 30, 2017, the Company has one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K4 in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. K4 is a related party. Monthly rent is $1,314, which will increase by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month.

NOTE 9. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

As of June 30, 2017, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards. For the six months ended June 30, 2017 and 2016, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. For the six months ended June 30, 2017 and 2016, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2017, the Company has a net operating loss carry forward of approximately $37.4 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

NOTE 10. EQUITY

The Company has authorized the issuance of 3,000,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

The Company issued common stock for services during the six months ended June 30, 2017. The table below details the issuances:

	Shares	Fair Value
Month	Issued	at Issue Date
January 2017	1,360,000	$884,000
February 2017	100,000	50,000
April 2017	136,250	48,450
Total	1,596,250	$982,450

Treasury Stock

During the six months ended June 30, 2017, former CEO Cristopher Grunewald returned to the treasury 1,000,000 shares of the Company’s common stock. No consideration was given with the shares recorded a $0 cost.

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

As of June 30, 2017, there are 5,200 stock options outstanding under the 2009 Plan which were issued prior to the merger. These stock options were valued at $6,934 using the Black-Scholes model which was included in the purchase price of American Exploration.

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the “2015 Plan”).

The total number of shares of common stock which may be issued under the options granted pursuant to the 2015 Plan is 3,600,000. The shares covered by the portion of any grant under the plan which expires unexercised shall become available again for grant under the plan.

2016 Equity Incentive Plan

On December 13, 2016, the Company adopted the Spotlight Innovation Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 5,000,000 shares of common stock under the 2016 Plan.

During the six months ended June 30, 2017, the Company issued no options. A summary of the stock option activity for the six months ended June 30, 2017 is presented below.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2017	153,771	$12.48
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2017	153,771	$12.48
Exercisable June 30, 2017	153,771	12.48

Warrants

During the six months ended June 30, 2017, the Company issued 454,500 warrants to purchase shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the six months ended June 30, 2017. These warrants have an exercise price equal to the closing price of the common stock of the Company on the six-month issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $39,232 on the grant date.

During the six months ended June 30, 2017, the Company issued 500,000 warrants to purchase shares of common stock. These warrants were issued in connection with a consulting agreement. These warrants have an exercise price equal to $1.25 and a term of three years. The relative fair value of the warrants based on the Black-Scholes model was $45,273 on the grant date.

During the six months ended June 30, 2017, warrants to purchase 494,171 common shares expired with an average exercise price of $1.29.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 1.38% to 1.66%; ii) expected terms of 3.00 years; iii) expected volatility ranging from 110.71% to 270.27%; iv) zero expected dividends and v) stock price of $0.26 to $0.52.

A summary of the warrant activity for the six months ended June 30, 2017 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2016	5,826,271	$1.29
Granted	954,500	1.03
Exercised		-
Expired/forfeited/terminated	(494,171)	1.29
Outstanding June 30, 2017	6,286,600	$1.16
Exercisable June 30, 2017	6,286,600	$1.16

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of June 30, 2017 is 1.90 years.

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

On October 5, 2016, Caretta entered into a license agreement with Dr. Paul Reid, of Celtic Biotech, Iowa. In August 2016, Mr. Ralph Arthur, who serves on the Board of Directors, purchased a convertible note in the principal amount of $20,000 from the Company, in a private placement, and received a warrant to purchase 6,000 shares of the Company’s common stock. These warrants have an exercise price equal to the closing process of the Company common stock of the six-month issuance thereof.

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

The warrant issued to Mr. Arthur provides for the purchase of that number of shares of common stock of the Company equal to 30% of the amount invested in the convertible notes based on the exercise price of the warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six- month anniversary of the issuance date of the convertible note).

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

As of June 30, 2016, the Company has a demand note with K4 in the amount of $560,751. There are no formal payment terms, this loan is payable upon demand.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to June 30, 2017, former CEO Cristopher Grunewald returned to the treasury 1,618,627 shares of the Company’s common stock. No consideration was given with the shares recorded a $0 cost.

Subsequent to June 30, 2017, the Company entered into an agreement with a new investor relations firm (IR). The term of the agreement is for 12 months ending June 28, 2018. The agreement is cancelable by either party with a 30-day notice. The Company will pay the IR firm $10,000 per month.

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

Plan of Operation

As of June 30, 2017, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

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

During the six months ended June 30, 2017, the Company raised $1,515,000 in convertible debt proceeds. The Company anticipates securing additional financing in 2017. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company

Critical Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries. Accordingly, the Company has consolidated CBL, Celtic Iowa, CDT Veterinary Therapeutics, Inc. (Suspended), Caretta, Zika, and SMA. All significant intercompany accounts and transactions have been eliminated.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the six months ended June 30, 2017, the Company has evaluated and recorded no impairment to the Company's intangible assets.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

Revenue. For the three months ended June 30, 2017 and 2016, we had no revenue. The lack of revenues is due to the Company continuing to develop technologies in the health field.

Cost of Sales. For the three moths ended June 30, 2017 the company incurred $68,225 in Cost of sales compared to $0 for the same period in 2016. The 2017 costs are for subcontractor costs and certain supplies.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $1,197,338 for the three months ended June 30, 2017 from $1,224,676 for the three months ended June 30, 2016, representing a $27,338 decrease. The decrease was mainly due to a decrease in professional fees and advisory services, partially offset by an increase in research and development expense.

Other Income (Expense). For the three months ended June 30, 2017, other expense, net was $379,041, compared to other income of $111,870 for the three months ended June 30, 2016, a decrease of $490,911. The change was primarily due to an increase in interest expense related to amortization of debt discount and an unrealized loss on the change in the present value of the royalty liability, partially offset by a gain recorded on the extinguishment of debt and related derivative liability.

Net Loss. The Company’s net loss was $1,644,604 and $1,142,277 for the three months ended June 30, 2017 and 2016, respectively. The increase in net loss was mainly due to an increase interest expense related amortization of debt discount resulting from extinguishment of debt and related derivative liability, offset by a gain on the extinguishment.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

Revenue. For the six months ended June 30, 2017 and 2016, we had no revenue. The lack of revenues is due to the Company continuing to develop technologies in the health field.

Cost of Sales. For the six months ended June 30, 2017 the Company incurred $121,100 in Cost of Sales compared to $0 for the same period in 2016. The 2017 costs are for subcontractor and certain supplies.

General and Administrative Expenses. Our selling, general and administrative expenses increased to $3,010,559 for the six months ended June 30, 2017 from $2,225,882 for the six months ended June 30, 2016, representing a $784,677 increase. The increase was mainly due to an increase in research and development, stock compensation, legal and marketing expenses.

Other Income (Expense). For the six months ended June 30, 2017, other expense, net was $665,173, compared to $270,597 for the six months ended June 30, 2016, an increase of $394,576. The increase in other expense was primarily due to an increase in interest expense related to amortization of debt discount and an unrealized loss on the change in the present value of the royalty liability, partially offset by a gain recorded on the extinguishment of debt and related derivative liability.

Net Loss. The Company’s net loss was $3,796,832 and $2,606,903 for the six months ended June 30, 2017 and 2016, respectively. The increase in net loss was mainly due to an increase interest expense related amortization of debt discount resulting from extinguishment of debt and related derivative liability, offset by a gain on the extinguishment.

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

The Company had $127,823 in cash and cash equivalents as of June 30, 2017. The Company has negative working capital of $2,055,812, and total stockholders’ equity of $3,013,653 as of June 30, 2017. For the six months ended June 30, 2017, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $4,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the six months ended June 30, 2017, K4 Enterprises has provided short-term operating cash totaling $560,751 in the form of cash advances or direct payment of invoices for the Company.

Operating Activities

Cash flow from operations – continuing operations. Net cash used in operating activities from continuing operations was $2,091,465 for the six months ended June 30, 2017, compared to $1,300,055 for the six months ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2017 was derived from our net loss, which included stock-based compensation of $1,027,723, amortization of debt discount of $727,694, interest expense on derivative liability that exceeds face value of $96,541. Our net loss from continuing operations for the six months ended June 30, 2017 included a gain on extinguishment of debt and related derivative liability of $243,716 and an unrealized loss on change in present value of royalty liability in the amount of $50,901.

Cash flow from operations – discontinued operations. Net cash used in operating activities from discontinued operations was $0 for the six months ended June 30, 2017, compared to net cash used by operations of $42,321 for the six months ended June   30, 2016.

Investing Activities

Cash flow from investing activities – continuing operations. Our investing activities from continuing operations used cash of $37,545 during the six months ended June 30, 2017, primarily as a result of cash paid for notes receivables of $36,771 and purchase of property and equipment of $774. For the six ended June 30, 2016, our investing activities used cash of $5,206, for the purchase of property and equipment.

Cash flow from investing activities – discontinued operations. Our investing activities from discontinued operations used cash of $0 for the six months ended June 30, 2017. Our investing activities from discontinued operations provided cash of $45 during the six months ended June 30, 2016.

Financing Activities

Cash flow from financing activities – continuing operations. During the six months ended June 30, 2017, our financing activities from continuing operations provided cash of $1,943,500, primarily as a result of proceeds from convertible debentures of $1,515,000, proceeds from a demand note of $1,235,000, offset primarily by payments on debt of $806,500. Our financing activities provided cash of $1,120,140 during the six months ended June 30, 2016, primarily as a result of proceeds from convertible debentures of $550,000, proceeds from convertible debentures of $400,000, proceeds from line of credit of $115,000 and proceeds from sale of common stock and warrants of $55,140.

Cash flow from financing activities – discontinued operations. During the six months ended June 30, 2017 and 2016, our financing activities from discontinued operations provided cash of $0.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended June 30, 2017, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “ smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

__________

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

SPOTLIGHT INNOVATION INC.

Dated: August 16, 2017	By:	/s/ John M. Krohn
John M. Krohn
President/Chief Operating Officer, Director

	By:	/s/ John William Pim
John William Pim
Chief Financial Officer

