Form 10-Q
period 2017-09-30
Spotlight Innovation Inc.
filed 2017-11-20
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2017, the Company had 34,290,934 outstanding shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$150,644	$313,333
Prepaid expenses	8,581	214,500
Inventory	197,368	-
Notes receivable	-	1,000,000
Total current assets	356,593	1,527,833

Property, and equipment, net	10,088	13,155
In-process research and development	6,977,347	6,977,347
Total assets	$7,344,028	$8,518,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$462,792	$395,849
Accounts payable and accrued liabilities – related parties	306,362	3,560
Accrued liabilities	656,503	699,567
Stock payable	400,082	3,921,973
Notes payable	171,014	174,769
Short-term debt – related party	660,574	290,064
Lines of credit, net of discounts of $0 and $4,929, respectively	-	998,370
Total current liabilities	2,657,327	6,484,152

Long-term liabilities:
Convertible debenture, net of debt discount of $547,652 and $0, respectively	209,458	-
Convertible debenture – related party, net of debt discount of $261,798 and $0, respectively	73,202	-
Loan payable – related party, net of debt discount of $281,304 and $0, respectively	1,218,696	-
Derivative liability	13,508	-
Royalty liability	2,068,324	713,442
Total liabilities	6,240,515	7,197,594

Equity:
Series A preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 4,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 35,656,593 and 27,276,054 shares issued, and 33,041,593 and 27,276,054 outstanding, respectively	35,656	27,276
Additional paid-in capital	39,532,399	34,035,015
Accumulated deficit	(40,848,377)	(35,369,670)
Common stock held in treasury stock, 2,615,000 and 0 shares, respectively, at cost	-	-
Total equity attributable to Spotlight Innovation Inc.	(1,280,322)	(1,307,379)
Non-controlling interest	2,383,835	2,628,120
Total equity	1,103,513	1,320,741
Total liabilities and equity	$7,344,028	$8,518,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE	$910	$-	$910	$-

COST OF SALES	1,943	-	123,043	-

OPERATING EXPENSES:
General and administrative expenses	617,094	1,510,615	3,057,786	3,620,712
Research and development expense	117,901	68,150	685,207	181,572
Depreciation expense	1,280	1,182	3,841	3,545

Total operating expenses	736,275	1,579,947	3,746,834	3,805,829

LOSS FROM OPERATIONS	(737,308)	(1,579,947)	(3,868,967)	(3,805,829)

OTHER INCOME (EXPENSE):
Unrealized gain (loss) on change in present value of royalties	29,582	-	(21,319)	-
Interest expense	(97,739)	(172,268)	(997,096)	(497,908)
Loss on settlement of debt	-	(195,656)	-	(195,656)
Gain (loss) on derivative liability	-	26,068	(4,364)	78,160
Gain on extinguishment of debt and related derivative liability	-	-	243,716	-
Loss due to impairment of notes receivable	(1,116,075)	-	(1,116,075)	-
Other income	-	4,955	59,692	7,988
Gain (loss) on foreign currency exchange	(4,620)	193	(18,579)	111

Total other income (expense)	(1,188,852)	(336,708)	(1,854,025)	(607,305)

Net loss from continuing operations	(1,926,160)	(1,916,655)	(5,722,992)	(4,413,134)
Net loss from discontinued operations	-	(45,753)	-	(156,177)
Net loss	(1,926,160)	(1,962,408)	(5,722,992)	(4,569,311)
Net loss attributable to non-controlling interest holder	(51,551)	(12,755)	(244,285)	(41,490)

Net loss attributable to Spotlight Innovation Inc.	$(1,874,609)	$(1,949,653)	$(5,478,707)	$(4,527,821)

Net loss per common share - basic and diluted
Continued operations	$(0.06)	$(0.12)	$(0.17)	$(0.29)
Discontinued operations	-	(0.00)	-	(0.01)
Total	$(0.06)	$(0.12)	$(0.17)	$(0.30)

Weighted average number of common shares outstanding - basic and diluted	33,400,764	15,920,123	31,554,450	15,447,745

See accompanying notes to the unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,722,992)	$(4,569,311)
Less: net loss from discontinued operations	-	(156,177)
Net loss from continuing operations	(5,722,992)	(4,413,134)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	1,042,588	1,697,117
Depreciation and amortization	3,841	4,027
Impairment of notes receivable	1,116,075	-
Loss on settlement of debt and payables	-	195,656
Gain (loss) on change of fair value of derivative liability	4,364	(78,159)
Amortization of debt discount	780,370	157,786
Interest expense on derivative liability that exceeds face value	96,541	-
Gain on extinguishment of debt and related derivative liability	(243,716)	-
Unrealized loss on change in present value of royalty liability	21,319	-
(Gain) loss on foreign currency exchange	18,577	(111)
Changes in operating assets and liabilities:
Prepaid expense	8,551	(97,167)
Accounts payable	66,943	102,857
Accounts payable and accrued liabilities - related party	2,802	-
Accrued liabilities	(47,053)	271,194
Accrued interest from notes receivable	(59,693)	-
Cash used in continuing operating activities	(2,911,483)	(2,159,934)
Cash used in discontinued operating activities	-	(32,327)
Total cash used in operating activities	(2,911,483)	(2,192,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable	(56,382)	-
Cash paid for purchase of fixed assets	(774)	(5,643)
Cash used in continuing investing activities	(57,156)	(5,643)
Cash provided by discontinued investing activities	-	482
Total cash used in investing activities	(57,156)	(5,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(1,087,250)	(98,373)
Proceeds from line of credit, net	-	115,000
Repayment of line of credit	(1,003,300)	-
Proceeds from convertible debenture - net	1,542,000	1,195,000
Proceeds from convertible debenture – related party, net	415,000	-
Proceeds from loan from related party	1,537,500	-
Proceeds from demand note	1,402,000	870,000
Proceeds from sale of common shares and warrants	-	105,140
Cash provided by continuing financing activities	2,805,950	2,186,767
Cash provided by discontinued financing activities	-	-
Total cash provided by financing activities	2,805,950	2,186,767

Decrease in cash	(162,689)	(10,655)
Cash, beginning of the period	313,333	299,919
Cash, end of the period	$150,644	$289,264

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$52,820	$73,373

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for extinguishment of debt and related derivative liability	$495,816	$-
Beneficial conversion feature for convertible debt	$-	$412,310
Shares issued in settlement of convertible debt	$-	$1,186,175
Debt discount for relative fair value of warrants attached to convertible debentures	$40,388	$146,003
Reclassification of debt and interest to accrued liabilities	$-	$102,748
Shares issued in settlement of accounts payable	$-	$96,781
Debt discount for relative fair value of royalties attached to convertible debentures	$1,333,563	$-
Debt discount on related party loan	$300,000	$-
Common shares issued for stock payable	$3,926,973	$21,500
Stock payable issued for conversion of convertible debenture	$400,082	$50,000
Derivative liability related to convertible debentures	$288,676	$(200,323)

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

As of September 30, 2017, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. “Celtic Iowa”, Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

Cancer

On June 4, 2014, Celtic Biotech Iowa, Inc. acquired Celtic Biotech Limited (subsidiary of Celtic Iowa, hereinafter "CBL"). CBL was founded in 2003 in Dublin, Ireland and is developing novel and highly specialized compounds derived from snake venom, for the treatment of solid cancers and cancer imaging.

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

For the nine months ended September 30, 2017 and 2016, the dilutive effect of the issuance of 0 and 0 options, 1,087,100 and 0 warrants, and 948,079, and 0 shares of common stock issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $150,644 and $313,333 cash equivalents at September 30, 2017 and December 31, 2016, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2017, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

The Company maintains cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

Inventory

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the nine months ended September 30, 2017 and 2016, the Company recorded an impairment to the Company’s long-lived assets. On September 20, 2017, the U.S. Food and Drug Administration ("FDA") denied approval of the application for the SOLX glaucoma treatment. With this development, the Company has determined that the note receivable is fully impaired. See Note 7 below for further details.

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

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated material revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had accumulated net losses of $40,848,377 and had a working capital deficit of $2,300,734. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table summarizes the results of the Memcine business included in the consolidated statement of income as discontinued operations:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Sales	$-	$-
General and administrative expenses	45,316	154,866
Depreciation	437	1,311
Loss before taxes	(45,753)	(156,177)
Income taxes	-	-
Net loss from discontinued operations	$(45,753)	$(156,177)

Non-transferable balance sheet positions, such as intercompany payables of $299,574 as of October 12, 2016 were considered forgiven and netted against the gain on the disposal.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Useful lives (years)	September 30, 2017	December 31, 2016
Computers	5	$9,620	$9,620
Software	3	761	761
Furniture	5	1,974	1,200
Equipment	10	9,000	9,000
Subtotal		21,355	20,581
Less accumulated depreciation		(11,267)	(7,426)
Property and equipment, net		$10,088	$13,155

NOTE 6. INVENTORY

Inventory consisted of the following:

September 30,
2017

Venom	$28,771
Packaging	$19,594
Bottles, Caps & Roll-Ons	$2,026
Finsihed Goods	$146,978

Total Inventory	$197,368

NOTE 7. NOTES RECEIVABLE

During 2016, the Company made two investments in SOLX, Inc. (“SOLX”), a Massachusetts-based, privately-held medical device company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company purchased $200,000 and $800,000 in Senior Convertible Promissory Notes, maturing October 1, 2017. The notes carry an interest rate of 10%. No periodic interest payments will be made, upon maturity the principal balance and the accrued interest will be paid unless converted to equity. On a fully converted basis, the principal represents about a 10% interest in SOLX. Of the 10% interest, 3% has been assigned to K4 Enterprise, LLC (“K4”). During the nine months ended September 30, 2017, the Company purchased an additional note from SOLX in the amount of $36,771, and accrued interest income of $59,693.

The Company has been issued a warrant to purchase Series A Preferred stock or Series A-2 Preferred stock of SOLX. The warrant allows the Company to purchase 35% of the face value of the Company investment at a price of $0.8170 for Series A Preferred stock or $0.940 for Series A-2 Preferred stock. The expiration date is the earlier of (i) December 6, 2026, (ii) the closing of the initial public offering (IPO) of the SOLX Common Stock, (iii) the closing of the sale or substantially all of the assets of SOLX. The Company accrued interest income of $59,693.

The Company was advised that on September 20, 2017, the FDA sent a formal denial to SOLX of the application for FDA approval of the treatment for refractory glaucoma. SOLX has informed the Company that they will cease operations. The Company has determined, with the FDA denial of the application and SOLX’s assertion to cease operations, the note receivable is fully impaired, and the Company has charged the total balance of $1,116,075 against earnings in the quarter ended September 30, 2017. The value of the warrants issued to the Company by SOLX have been written off given the assertion by SOLX.

NOTE 8. NOTES PAYABLE

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

During the nine months ended September 30, 2017, under the Private Placement, the Company issued convertible notes in the aggregate principal amount of $1,957,000. During the nine months ended September 30, 2017, the Company recorded $192,134 and $1,333,562 of derivative liability and royalty liability, respectively, associated with these convertible notes. In addition, the Company also recorded debt discount related to the relative fair value of the warrants in the amount of $40,389. As of September 30, 2017, the convertible notes converted into shares 948,079 of common stock, fair valued at $446,564, and stock payable of $400,082. The Company also recorded a gain on extinguishment of debt and related derivative liability in the amount of $243,716. For the nine months ended September 30, 2016, the Company recorded an unrealized loss on the change of present value of the royalty liabilities in the amount of $21,319.

NOTE 9. LEASES

As of September 30, 2017, the Company has one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K4 in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. K4 is a related party. Monthly rent is $1,314, which will increase by two percent (2%) annually, plus a proportionate share of expenses, which will initially be $800 per month.

NOTE 10. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

As of September 30, 2017, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards. For the nine months ended September 30, 2017 and 2016, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. For the nine months ended September 30, 2017 and 2016, the Company recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of September 30, 2017, the Company has a net operating loss carry forward of approximately $39.4 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

NOTE 11. EQUITY

The authorized equity of the Company consists of: 4,000,000 shares of preferred stock (3,000,000 shares designated as Series A preferred stock, 500,000 shares designated as Series C preferred stock), and 4,000,000,000 shares of common stock.

Common Stock

The Company issued common stock for services during the nine months ended September 30, 2017. The table below details the issuances:

Month	Shares Issued	Fair Value at Issue Date
January 2017	1,360,000	$884,000
February 2017	100,000	50,000
April 2017	136,250	48,450
September 2017	106,250	14,864
Total	1,702,500	$997,314

Treasury Stock

During the nine months ended September 30, 2017, the Company reacquired a total of 2,615,000 shares of its common stock. The shares were previously held by Cris Grunewald, former executive officer and director of the Company, and the shares remained issued, but not outstanding, at September 30, 2017. The shares are recorded at cost of $0.

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock. As of September 30, 2017, there are 5,200 stock options outstanding under the 2009 Plan.

2015 Equity Incentive Plan

On November 25, 2015, the Company authorized the Spotlight Innovation Inc. 2015 Equity Incentive Plan (the “2015 Plan”).The total number of shares of common stock which may be issued under the options granted pursuant to the 2015 Plan is 3,600,000. The shares covered by the portion of any grant under the 2015 Plan which expires unexercised shall become available again for grant under the 2015 Plan.

2016 Equity Incentive Plan

On December 13, 2016, the Company adopted the Spotlight Innovation Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and reserved 5,000,000 shares of common stock under the 2016 Plan. During the nine months ended September 30, 2017, the Company issued no options. A summary of the stock option activity for the nine months ended September 30, 2017 is presented below.

	Options	Weighted- Average Exercise Price
Outstanding December 31, 2017	153,771	$12.48
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding September 30, 2017	153,771	$12.48
Exercisable September 30, 2017	153,771	12.48

Warrants

During the nine months ended September 30, 2017, the Company issued 587,100 warrants to purchase shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the nine months ended September 30, 2017. These warrants have an exercise price equal to the closing price of the common stock of the Company on the six-month issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $43,088 on the grant date.

During the nine months ended September 30, 2017, the Company issued 500,000 warrants to purchase shares of common stock as stock compensation pursuant to the consulting agreement with an advisor of the Company. These warrants have a fixed exercise price of $1.25. The relative fair value of the warrants based on the Black-Scholes model was $45,274 on the grant date.

During the nine months ended September 30, 2017, warrants to purchase 794,171 common shares expired with an average exercise price of $1.27.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 1.38% to 1.66%; ii) expected terms of 3.00 years; iii) expected volatility ranging from 110.71% to 270.27%; iv) zero expected dividends and v) stock price of $0.11 to $0.52.

A summary of the warrant activity for the nine months ended September 30, 2017 is presented below:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2016	5,826,271	$1.29
Granted	1,087,100	1.07
Exercised		-
Expired/forfeited/terminated	(794,171)	1.27
Outstanding September 30, 2017	6,119,200	$1.16
Exercisable September 30, 2017	6,119,200	$1.16

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of September 30, 2017 is 1.77 years.

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

On October 5, 2016, Caretta entered into a license agreement with Dr. Paul Reid, of Celtic Biotech, Iowa. Dr Reid is the founder of Celtic Biotech Iowa.

In August 2016, Mr. Ralph Arthur (Board Member) purchased a convertible note in the principal amount of $20,000 from the Company, in a private placement, and received a warrant to purchase 6,000 shares of the Company’s common stock. These warrants have an exercise price equal to the closing price of the Company common stock on the six-month issuance thereof.

The material terms of the note are:

•

At any time prior to the September 25, 2019, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion.

•	Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

In December 2016, Mr. Arthur converted the note in its entirety into 54,054 shares of the Company’s common stock.

The warrant issued to Mr. Arthur provides for the purchase of that number of shares of common stock of the Company equal to 30% of the amount invested in the convertible notes based on the exercise price of the warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six month anniversary of the issuance date of the convertible note).

In August and November 2016, Dr. Agarwal (Board Member) purchased an aggregate principal amount of $350,000 of the note (as described above) from the Company, in a private placement, and received warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The warrants issued to Dr. Agarwal provides for the issuance of warrants to purchase that number of shares of common stock of the Company equal to 30% of the amount invested in the convertible notes based on the exercise price of the Warrants (the exercise price is defined as 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the issuance date of the convertible note).

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

As of September 30, 2017, the Company has a demand note due to K4 in the amount of $447,000. There are no formal payment terms, this loan is payable upon demand.

On July 25, 2017, the Company settled its line-of-credit with the Denver Savings Bank through a promissory note from Mike Kemery, a Principal at K4 Enterprises, LLC, in the principal amount of $1,500,000. The note carries an interest rate of 4.5% and mature in 3 years. Pursuant to the terms of the agreement, the Company incurred a $300,000 loan origination fee, payable on demand. The Company recorded the fee as a debt discount.

On August 2, 2017, the Company received $37,500 from Paul Reid in the form of a demand note. There are no formal terms, this loan is payable upon demand.

As of September 30, 2017, the Company has a demand note due to Mary Reid, a parent of Paul Reid, a Principal with Celtic Ltd. in the principal amount of 150,000 Euros. The Company assumed the note in the acquisition of Celtic. The Company periodically reviews the notes making adjustments based upon the value of the Euro compared to the U.S. Dollar ("USD"). The USD value of the notes at period end September 30, 2017 and 2016 are $176,074 and $168,514, respectively.

NOTE 13. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued 1,143,091 shares to Daniel Pettit through a conversion of a $400,000 convertible note. The conversion price was $0.35 per share and included $82 of accrued interest.

Subsequent to September 30, 2017, the Company issued 75,000 shares to John Krohn and 31,250 to William Pim at $0.133 per share in accordance with their employment agreements.

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

Plan of Operation

As of September 30, 2017, the Company had four (active) subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

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

During the nine months ended September 30, 2017, the Company raised $1,957,000 in convertible debt proceeds. The Company anticipates securing additional financing in 2017. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company

Critical Accounting Policies

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

Investment in SOLX

The Company has a net 7% interest in SOLX, a private company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company charged 100% of the SOLX investment to loss due to impairment of the Note Receivable. See Note 7 in the financial statements above for details.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the nine months ended September 30, 2017, the Company has evaluated and recorded no impairment to the Company's intangible assets. The Company recorded an impairment to the Company’s long-lived assets. On September 20, 2017, the FDA denied approval of the application for the SOLX glaucoma treatment. With this development, the Company has determined that the Note Receivable asset is fully impaired.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016

Revenue. For the three months ended September 30, 2017 and 2016, we had $910 and $-0- in revenue. The revenue is attributed to internet sales of the Caretta’s Venodol topical pain relief product.

Cost of Goods Sold. For the three months ended September 30, 2017 and 2016, the Company had $1,943 in cost of goods sold, compared to $-0- for the same period last year. The cost of sales attributed to the sales of Venodol were $142. The 2017 costs are related to subcontractor costs and certain suppliers.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $736,275 for the three months ended September 30, 2017 from $1,579,947 for the three months ended September 30, 2016, representing a $843,672 decrease. The decrease was mainly due to a decrease in share based compensation and marketing expense.

Other Income (Expense). For the three months ended September 30, 2017, other expense, net was $1,188,852, compared to other expense of $336,708 for the three months ended September 30, 2016, an increase of $852,144. The change was primarily due to the impairment loss recorded as described in Note 7 of the financial statements.

Net Loss. The Company’s net loss was $1,926,160 and $1,962,408 for the three months ended September 30, 2017 and 2016, respectively. The decrease in net loss was mainly due to the descriptions noted above.

Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016

Revenue. For the nine months ended September 30, 2017 and 2016, we had. $910 and $-0- in revenue. The revenue is attributed to internet sales of the Caretta’s Venodol topical pain relief product.

Cost of Goods Sold. For the nine months ended September 30, 2017 and 2016, the Company had $123,043 cost of goods sold, compared to $0 for the same period last year. The 2017 costs are related to subcontractor costs and certain supplies. The cost of sales attributed to the sales of Venodol were $142.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $3,746,834 for the nine months ended September 30, 2017 from $3,805,829 for the nine months ended September 30, 2016, representing a $58,995 decrease. The decrease was mainly due to a decrease in marketing expense.

Other Income (Expense). For the nine months ended September 30, 2017, other expense, net was $1,854,025, compared to $607,305 for the nine months ended September 30, 2016, an increase of $1,246,720. The increase in other expense was primarily due to an increase in interest expense related to amortization of debt discount and the impairment loss on the note (SOLX) receivable as described in Note 7 of the financial statements above.

Net Loss. The Company’s net loss was $5,722,992 and $4,569,311 for the nine months ended September 30, 2017 and 2016, respectively. The increase in net loss was mainly due to an increase interest expense related amortization of debt discount resulting from extinguishment of debt and related derivative liability, offset by a gain on the extinguishment and the impairment loss on the note receivable as described in Note 7 above.

Liquidity and Capital Resources:

We are an early stage company and have not generated any material revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $150,644 in cash and cash equivalents as of September 30, 2017. The Company has negative working capital of $2,300,734, and total stockholders’ equity of $1,103,513 as of September 30, 2017. For the nine months ended September 30, 2017, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $4,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the nine months ended September 30, 2017, K4 Enterprises has provided short-term operating cash totaling $447,000 in the form of cash advances or direct payment of invoices for the Company for which payment is due on demand.

Operating Activities

Cash flow from operations – continuing operations. Net cash used in operating activities from continuing operations was $2,911,483 for the nine months ended September 30, 2017, compared to $2,159,934 for the nine months ended September 30, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was derived from our net loss, which included stock-based compensation of $1,042,588, amortization of debt discount of $780,370, interest expense on derivative liability that exceeds face value of $96,541, and impairment loss of $1,116,075 on a note receivable. Our net loss from continuing operations for the nine months ended September 30, 2017 included a gain on extinguishment of debt and related derivative liability of $243,716 and an unrealized loss on change in present value of royalty liability in the amount of $21,319.

Cash flow from operations – discontinued operations. Net cash used in operating activities from discontinued operations was $-0- for the nine months ended September 30, 2017, compared to net cash used in discontinued operations of $32,327 for the nine months ended September 30, 2016.

Investing Activities

Cash flow from investing activities – continuing operations. Our investing activities from continuing operations used cash of $57,156 during the nine months ended September 30, 2017, primarily as a result of cash paid for notes receivables of $56,382 and purchase of property and equipment of $774. For the nine ended September 30, 2016, our investing activities used cash of $5,643, for the purchase of property and equipment.

Cash flow from investing activities – discontinued operations. Our investing activities from discontinued operations used cash of $-0- for the nine months ended September 30, 2017. Our investing activities from discontinued operations provided cash of $482 during the nine months ended September 30, 2016.

Financing Activities

Cash flow from financing activities – continuing operations. During the nine months ended September 30, 2017, our financing activities from continuing operations provided cash of $2,805,950, primarily as a result of proceeds from convertible debentures of $1,957,000, proceeds from a demand note of $1,402,000, proceeds from related party loans of $1,537,500, offset primarily by payments on debt and line-of-credit in the aggregate amount of $2,090,550. Our financing activities provided cash of $2,186,767 during the nine months ended September 30, 2016, primarily as a result of proceeds from convertible debentures of $1,195,000, proceeds from demand note of $870,000, proceeds from line-of-credit of $115,000, proceeds from sale of common shares and warrants of $105,140, off set by payments of on debt of $98,373.

Cash flow from financing activities – discontinued operations. During the nine months ended September 30, 2017 and 2016, we had no financing activities from discontinued operations.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended September 30, 2017, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	inadequate segregation of duties consistent with control objectives; and

2)	lack of accounting personnel staffing with adequate experience and training.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, the Company issued convertible notes in the aggregate principal amount of $442,000. During the nine months ended September 30, 2017, the Company issued convertible notes in the aggregate principal amount of $1,057,000. The foregoing notes were issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The material terms of the notes are as follows:

•

At any time prior to the maturity date, the Convertible Note is convertible into shares of common stock of the Company at a price per share equal to the higher of (i) 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion, and (ii) $0.60.

•

The notes have a term of 24 months. In the event the note has not been converted at the maturity date, the convertible note will automatically convert into shares of common stock of the Company at a per share price equal to 90% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date.

•	Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

The Company also provided for the issuance of warrants to purchase that number of shares of common stock of the Company equal to thirty percent of the amount invested in the convertible notes. The warrants have a term of three years, and an exercise price of $1.30 per share of common stock. During the three months ended September 30, 2017 the Company issued warrants to purchase 132,600 shares of common stock.

In connection with the issuance of the convertible notes Caretta Therapeutics, Inc. entered into a Royalty Agreement with the investors thereof, whereby the investors will receive an aggregate share in a royalty during years two, three and four of Caretta Therapeutics, Inc. Investors will receive a percentage of a royalty pool from the sale of certain Venodol products equal to the total Convertible Notes purchased by such Investor divided by the maximum raise amount of $11,500,000. The per unit royalty rate ranges from $0.60 to $0.80. Royalties will begin accruing quarterly starting October 1, 2018, and shall terminate as early as December 31, 2023 and as late as September 30, 2026 based on the amount invested. The maximum royalty payable will be between 4x and 15x the initial investment based on the amount invested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

10.1	Spotlight Innovation Subscription Agreement.

10.2	Spotlight Innovation Convertible Note.

10.3	Spotlight Innovation Warrant to Purchase Shares of Common Stock.

10.4	Caretta Therapeutics, LLC Royalty Agreement.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

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

SPOTLIGHT INNOVATION INC.

Dated: November 20, 2017	By:	/s/ John M. Krohn
John M. Krohn
President/Chief Operating Officer, Director

	By:	/s/ John William Pim
John William Pim
Chief Financial Officer

