Form 10-Q
period 2018-03-31
Spotlight Innovation Inc.
filed 2018-05-21
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2018, the Company had 34,365,907 outstanding shares of its common stock, par value $0.001.

 Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$39,601	$66,118
Inventory	191,051	192,726
Prepaid expenses	10,042	4,012
Total current assets	240,694	262,856

Property, and equipment, net	7,980	9,033
In-process research and development	6,977,347	6,977,347
Total assets	$7,226,021	$7,249,236

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$586,039	$592,696
Accounts payable and accrued liabilities – related parties	360,042	337,091
Accrued liabilities	680,112	644,220
Notes payable	170,895	171,006
Short-term debt – related party	967,570	948,073
Total current liabilities	2,764,658	2,693,086

Long-term liabilities:
Notes payable – related party, net of debt discounts of $231,264 and $256,284, respectively	1,268,736	1,243,716
Convertible debentures, net of debt discounts of $974,291 and $687,556, respectively	502,241	332,209
Convertible debentures – related party, net of debt discounts of $424,315 and $245,407, respectively	160,685	89,593
Derivative liability	-	13,508
Royalty liabilities	2,723,043	2,128,916
Total long-term liabilities	4,654,705	3,807,942
Total liabilities	7,419,363	6,501,028

Equity (deficit):
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 1,500,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 34,365,907 and 34,290,934 shares issued and outstanding, respectively	34,365	34,291
Additional paid-in capital	39,990,873	39,949,116
Accumulated deficit	(42,424,699)	(41,539,533)
Total equity (deficit) attributable to Spotlight Innovation Inc.	(2,399,461)	(1,556,126)
Non-controlling interest	2,206,119	2,304,334
Total equity (deficit)	(193,342)	748,208
Total liabilities and equity (deficit)	$7,226,021	$7,249,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE	$14,458	$-

COST OF SALES	2,856	52,875

OPERATING EXPENSES:
General and administrative expenses	533,803	1,636,775
Research and development expenses	259,154	175,166
Depreciation expense	1,053	1,280
Total operating expenses	794,010	1,813,221

LOSS FROM OPERATIONS	(782,408)	(1,866,096)

OTHER INCOME (EXPENSE):
Interest income	-	33,844
Interest expense	(202,378)	(519,636)
Loss on change in value of derivative liability	-	(4,364)
Unrealized gain from change in present value of royalty liabilities	5,091	-
Gain on extinguishment of debt and related derivative liability	-	205,745
Loss on foreign currency exchange	(3,686)	(1,721)
Total other income (expense)	(200,973)	(286,132)

Net loss	(983,381)	(2,152,228)
Net loss attributable to non-controlling interest holders	(98,215)	(95,859)

Net loss attributable to Spotlight Innovation Inc. shareholders	$(885,166)	$(2,056,369)

Loss per common share - basic and diluted	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	34,348,413	28,732,182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(983,381)	$(2,152,228)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	-	934,000
Depreciation and amortization	1,053	1,280
Loss on change of fair value of derivative liability	-	4,364
Amortization of debt discount	149,634	408,698
Interest expense on derivative liability that exceeds face value	-	76,708
Gain on extinguishment of debt and related derivative liability	-	(205,745)
Loss on foreign currency exchange	3,686	1,721
Unrealized gain on change in present value of royalties	(5,091)	-
Changes in operating assets and liabilities:
Inventory	1,675	-
Prepaid expenses	(6,030)	26,517
Accrued interest from notes receivable	-	(33,844)
Accounts payable	(7,407)	5,337
Accounts payable and accrued liabilities - related parties	22,952	12,002
Accrued liabilities	35,892	(10,736)
Net cash used in operating activities	(787,017)	(931,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for note receivables	-	(36,771)
Cash paid for purchase of fixed assets	-	(774)
Net cash used in investing activities	-	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(205,300)	(210,000)
Proceeds from convertible debenture - net	469,800	405,000
Proceeds from convertible note – related party	275,000	-
Proceeds from demand note	221,000	685,000
Net cash provided by financing activities	760,500	880,000

Decrease in cash during the period	(26,517)	(89,471)
Cash, beginning of the period	66,118	313,333
Cash, end of the period	$39,601	$223,862

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$25,000	$-
Interest paid	$-	$10,748

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for extinguishment of debt and related derivative liability	$25,000	$435,157
Extinguishment of related party debt and derivative liability as contributed capital	$13,508	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$3,323	$22,910
Debt discount for relative fair value of royalties attached to convertible debentures	$599,218	$222,260
Common shares issued for stock payable	$-	$50,000
Derivative liability related to convertible debentures	$-	$236,538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spotlight Innovation Inc. (the “Company”) was organized under the laws of the State of Nevada on March 23, 2012. Spotlight Innovation Inc. is a pharmaceutical company focused on acquiring the intellectual property rights to innovative and proprietary therapeutics designed to address unmet medical needs, with an emphasis on rare, emerging, or neglected diseases. In late summer/early fall of 2016, the Company changed its disease focus and has revised its product offerings including the addition of new indications and the elimination of previous programs. To find and evaluate unique opportunities, we leverage our extensive relationships with leading scientists, academic institutions and other sources. We provide value-added development capability to accelerate progress. When scientifically significant benchmarks have been achieved, we will endeavor to partner with proven market leaders via sale, out-license or strategic alliance.

As of March 31, 2018, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. “Celtic Iowa”, Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the period ended December 31, 2017 filed with the SEC, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $39,601 and $66,118 cash equivalents at March 31, 2018 and December 31, 2017, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2018, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

Foreign exchange and currency translation

The Company has maintained cash accounts in U.S. dollars as well as European Union euros, and incurred certain expenses denominated in U.S. dollars and European Union euros. The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Assets and liabilities are translated using exchange rates at the end of each period. Exchange gains or losses on transactions are included in earnings. For all periods presented, any exchange gains or losses or translation adjustments resulting from foreign currency transactions are included in the statements of operations as other income (expense).

In-Process Research and Development

In-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. The fair value of the assets acquired was $6,977,347. These assets are still subject to research and development completion, and accordingly, no amortization has been recorded.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the three months ended March 31, 2018 and 2017, the Company recorded no in impairment to the Company’s long-lived assets.

Deferred Financing Costs

We have incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related convertible debt.

Royalty Liability

The holders of certain convertible notes receive royalties as described in Footnote 9. The holders of the certain convertible notes referenced in Note 7 will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020. The Company records unrealized gains and losses on the change of present value of the royalty liabilities.

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

For the three months ended March 31, 2018 and 2017, the dilutive effect of the issuance of 223,440 and 121,500 warrants, and 74,973, and 767,282 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had accumulated net losses of $42,424,699 and had a working capital deficit of $2,523,964. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. INVENTORY

Inventory consisted of the following:

March 31, 2018
Venom	$28,771
Packaging	19,497
Bottles, Caps & Roll-Ons	2,026
Finished Goods	140,757
Total Inventory	$191,051

NOTE 5. NOTES RECEIVABLE

During 2016, the Company made two investments in SOLX, Inc. (“SOLX”), a Massachusetts-based, privately-held medical device company that develops innovative surgical technologies to treat refractory glaucoma and preserve vision. The Company purchased $200,000 and $800,000 in Senior Convertible Promissory notes, maturing October 1, 2017. The notes carry an interest rate of 10%. No periodic interest payments will be made, upon maturity the principal balance and the accrued interest will be paid unless converted to equity. On a fully converted basis, the principal represents about a 10% interest in SOLX. Of the 10% interest, 3% has been assigned to K4 Enterprises, LLC (“K4 Enterprises”). During the year ended December 31, 2017, the Company purchased an additional note from SOLX in the amount of $36,771, and accrued interest income of $59,693 during 2017.

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

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Useful lives (years)	March 31, 2018	December 31, 2017

Computers	5	$9,620	$9,620
Software	3	761	761
Furniture	5	1,974	1,974
Equipment	10	9,000	9,000
Subtotal		21,355	21,355
Less accumulated depreciation		(13,375)	(12,322)
Property and equipment, net		$7,980	$9,033

NOTE 7. NOTES PAYABLE

During 2016, the Company conducted a private offering of up to $2,500,000 in principal amount of the Company’s convertible promissory notes (the “Private Pla(cement”), which bear interest at the rate of 7.5% per annum. The notes are convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion. The notes mature 24 months after issuance, if not converted prior to the maturity date, the notes automatically convert into shares of common stock of the Company at a per share price equal to 80% of the closing bid price of the common stock of the Company during the 20 consecutive trading days immediately preceding the maturity date. The holders of the notes will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ending December 31, 2017, 2018, 2019 and 2020. The investors shall also receive warrants to purchase a number of shares equal to 30% of the amount invested, for a period of two years, at an exercise price per share equal to 110% of the closing bid price of the common stock of the Company on the six-month anniversary of the date of issuance of such warrant. During the year ended December 31, 2016, the Company issued convertible notes in the aggregate principal amount of $1,382,000, under the Private Placement.

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

Prior to April 18, 2017 the Company conducted a private offering with offering for sale certain convertible notes up to an aggregate of $2,500,000. After April 18, 2017 the Company amended and expanded the private offering to allow for the issuance of up to $11,500,000. Under the amended and expanded offering, the Company conducted a private offering (the “Private Placement 2017”), which bear interest at the rate of 7.5% per annum. The Company issued convertible notes in the aggregate principal amount of $1,317,482 through December 31, 2017.

During the three months ended March 31, 2018, the Company issued convertible notes in the aggregate principal amount of $744,800 under the Private Placement 2017. During the three months ended March 31, 2018, the Company recorded $3,323 and $599,218 of debt discount related to the relative fair value of the warrants and royalty liability, respectively, associated with these convertible notes. As of March 31, 2018, a holder of a certain related party convertible note converted their note into 74,973 shares of the Company’s common stock, fair valued at $25,000. In connection with the conversion, the Company also recorded $13,508 extinguishment on related party debt and derivative liability as contributed capital.

The notes issued under the private placements are convertible into shares of common stock of the Company based upon the table below:

			Automatic Conversion Upon Maturity
Principal amount of debt	Number of convertible debentures	Holder Optional Conversion	Conversion price for automatic conversion	Floor Conversion Price
$400,000	1 *	$0.35	$0.35	None
$490,000	9 **	90% of closing bid price 20 consecutive days prior to conversion	80% of 20 consecutive days prior to conversion	None
$475,000	3	90% of closing bid price 20 consecutive days prior to conversion	90% of the closing bid price 20 consecutive days prior to conversion and the floor conversion price	See schedule below ***
$1,586,532	17	90% of the closing bid price 20 consecutive days prior to conversion	90% of the closing bid price 20 consecutive days prior to conversion and the floor conversion price	$0.60

__________

* This debt converted into shares of common stock during the year ended December 31, 2017.

** All notes have been converted into shares of common stock during the three months ended March 31, 2018.

*** The floor conversion price for the $475,000 of convertible debt is as follows:

Conversion Date (by calendar quarter)	Floor Conversion Price
2017 Q2	$0.60
2017 Q3	$0.70
2017 Q4	$0.85
2018 Q1	$1.00
Each Subsequent Quarter	Increase $0.10 per Quarter

The holders of the notes were issued a warrant entitling the holder the right to purchase shares of Company common stock, equal to 30% of the value of their original convertible note. The warrant has a three-year term with an exercise price of $1.30 per share. Under the amended and expanded subscription agreement, the Company issued warrants to purchase 618,685 shares of the Company’s common stock with a relative fair value of $32,546.

For the three months ended March 31, 2018, the Company has issued 223,440 warrants to purchase common stock of the Company with a relative fair value of $3,323 in connection with the private placement conducted during the period.

NOTE 8. NOTE PAYABLE - RELATED PARTY

On July 25, 2017, the Company settled its line-of-credit with the Denver Savings Bank through a promissory note from Mike Kemery, a Principal at K4 Enterprises (an entity partially owned and controlled by the President of the Company), in the principal amount of $1,500,000. The note carries an interest rate of 4.5% and mature in three years. Pursuant to the terms of the agreement, the Company incurred a $300,000 loan origination fee, payable on demand. The Company recorded the fee as a debt discount. The discount is being amortized over the life of the note and the unamortized balance at March 31, 2018 was $231,264.

NOTE 9. ROYALTY LIABILITY

The holders of the certain convertible notes referenced in Note 7 will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020.

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

Investment parameter	Per unit royalty per $100,000 Roll-on	Per unit royalty per $100,000 Oral	Per Unit royalty per $100,000 Prescription	Maximum Royalty Amount
Less than $400,000	$0.00304348	$0.00304348	$0.00347826	8 times the subscription amount

Greater than $400,000	$0.00391304	$0.00391304	$0.00608696	12 times the subscription amount

For 2018 the Royalty changed for new subscribers such that the “Royalty Term” shall mean the period beginning October 1, 2018 and ending on the date set forth on the following table for the subscriber’s Affiliated Investment Amount.

Affiliated Investment Amount		Royalty Term End Date	Max Royalty Multiple
At least	But less than		(of investment amount)
$25,000	$50,000	12/31/2023	4.00
$50,000	$100,000	12/31/2023	5.00
$100,000	$150,000	12/31/2023	6.00
$150,000	$200,000	12/31/2023	7.00
$200,000	$250,000	9/30/2024	8.00
$250,000	$300,000	9/30/2024	9.00
$300,000	$350,000	9/30/2024	10.00
$350,000	$400,000	9/30/2024	11.00
$400,000	$500,000	9/30/2024	12.00
$500,000	$600,000	3/31/2025	12.25
$600,000	$700,000	3/31/2025	12.50
$700,000	$800,000	3/31/2025	12.75
$800,000	$900,000	3/31/2025	13.00
$900,000	$1,000,000	3/31/2025	13.25
$1,000,000	$1,200,000	9/30/2025	13.50
$1,200,000	$1,400,000	9/30/2025	13.75
$1,400,000	$1,600,000	3/31/2026	14.00
$1,600,000	$1,800,000	3/31/2026	14.25
$1,800,000	$2,000,000	9/30/2026	14.50
$2,000,000		9/30/2026	15.00

For the year ended the year ended December 31, 2017, the Company had recorded a total of $2,512,634 of debt discount related to the relative fair value of the royalty liability, associated with these convertible notes. For the three months ended March 31, 2018, the Company recorded $599,218 in debt discount related to the relative fair value of the royalties associated with these convertible notes. For the three months ended March 31, 2018, the Company recorded an unrealized gain on the change of present value of the royalty liabilities in the amount of $5,091.

NOTE 10. LEASES

As of March 31, 2018, the Company had one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K4 Enterprises in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. K4 Enterprises is a related party. Monthly rent is $1,314, which will increase by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month. Expenses in 2017 increased to $1,286 per month.

NOTE 11. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

At March 31, 2018, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards. For the three months ended March 31, 2018 and 2017, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At March 31, 2018 and 2017, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of March 31, 2018, the Company has a net operating loss carry forward of approximately $35 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to a flat rate of 21%, from a graduated rate structure with a top rate of 35%, effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s net deferred tax assets of approximately $4.6 million, and a corresponding reduction in the valuation allowance.

NOTE 12. EQUITY

The Company has authorized the issuance of 3,000,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 1,500,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

During the three months ended March 31, 2018 the Company issued 74,973 shares of the Company’s common stock. The issuance was the result of a conversion of a related party convertible note in the amount of $25,000.

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

As of March 31, 2018, there are 5,200 stock options outstanding under the 2009 Plan.

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

During the quarter ended March 31, 2018, the Company issued no options to purchase shares of common stock to a former member of the Board of Directors and current Board of Director members. A summary of the stock option activity for the three months ended March 31, 2018 is presented below.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2017	153,771	$12.48
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding March 31, 2018	153,771	$12.48
Exercisable March 31, 2018	153,771	12.48

Warrants

During the three months ended March 31, 2018, the Company issued warrants to purchase 223,440 shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the three months ended March 31, 2018. These warrants have an exercise price equal to the closing price of the Company’s common stock on the six-month anniversary of the issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $3,323.

During the three months ended March 31, 2018, 42,500 warrants expired with an average exercise price of $1.25.

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 2.05% to 2.46%; ii) expected terms of 3.00 years; iii) expected volatility ranging from 138.90% to 145.14%; iv) zero expected dividends and v) stock price of $0.11 to $0.19.

A summary of the warrant activity for the three months ended March 31, 2018 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2017	6,151,845	$1.16
Granted	223,440	1.30
Exercised	-	-
Expired/forfeited/terminated	(42,500)	1.25
Outstanding March 31, 2018	6,332,785	$1.17
Exercisable March 31, 2018	6,332,785	$1.17

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of March 31, 2018 is 1.37 years.

NOTE 13. RELATED PARTY TRANSACTIONS

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

On June 7, 2017, Dr. Beetler purchased a convertible note in the principal amount of $250,000 from the Company, in a private placement, and received a warrant to purchase 82,500 shares of the Company’s common stock. The warrants have an exercise price of $1.30 per share. The material terms of the note are:

•

At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion and the floor conversion price as described in the table below.

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

On September 25, 2017, Mr. Arthur (Director) purchased a convertible note in the principal amount of $35,000 from the Company, in a private placement, and received a warrant to purchase 10,500 shares of the Company’s common stock. The warrants have an exercise price of $1.30 per share. The material terms of the note are:

•

At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to 90% of the closing bid price of the common stock during the 20 consecutive trading days immediately preceding such conversion and the floor conversion price is $0.60 per share.

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

On July 25, 2017, the Company settled its line-of-credit with the Denver Savings Bank through a promissory note from Mike Kemery, a Principal at K4 Enterprises (an entity partially owned and controlled by John Krohn, the President, COO, and CEO of the Company), in the principal amount of $1,500,000. The note carries an interest rate of 4.5% and mature in three years. Pursuant to the terms of the agreement, the Company incurred a $300,000 loan origination fee, payable on demand. The Company recorded the fee as a debt discount.

On March 21, 2018, Ms. Greta Lang (a related party) purchased a convertible note in the principal amount of $275,000 from the Company, in a private placement, and received a warrant to purchase 82,500 shares of the Company’s common stock. The material terms of the note are:

•

At any time prior to the maturity date, the note is convertible into shares of common stock of the Company at a price per share equal to (i) 90% of the of the closing price of the common stock for 20 consecutive trading days immediately preceding such conversion (ii) Floor Conversion Price at $0.60 per share.

•	Interest will accrue at 7.5% computed on a 365-day basis. Interest is payable upon conversion of the convertible note at the applicable conversion price.

In connection with the issuance of the note, Caretta Therapeutics, LLC (a subsidiary of the Company) entered into a Royalty Agreement with Ms. Lang pursuant to which Ms. Lang will receive a pro rata share of a royalty during the years ended 2018 through September 30, 2024 of the Company’s subsidiary Caretta Therapeutics, LLC with a maximum royalty amount of 9 times the principal amount of the convertible note.

As of March 31, 2018, the Company has a demand note with K4 Enterprises in the amount of $745,731. There are no formal payment terms, this loan is payable upon demand.

NOTE 14. SUBSEQUENT EVENTS

In April 2018, a convertible note – related party in the amount of $25,000 was purchased by Greta Lang. The terms of this note were consistent with those shown in Notes 7, 9 and 13. She received a warrant to purchase 7,500 shares of the Company’s common stock at an exercise price of $1.30 per share with this transaction.

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

Plan of Operation

As of March 31, 2018, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

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

During the quarter ended March 31, 2018, the Company raised $744,800 in convertible debt proceeds. The Company anticipates securing additional financing in 2017. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company

Critical Accounting Policies

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the quarter ended March 31, 2018, the Company has evaluated and recorded no impairment to the Company's intangible assets.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2018 with the Three Months Ended March 31, 2017

Revenue. For the three months ended March 31, 2018, revenues of $14,458 were generated by Caretta Therapeutics. There was no revenue for the three months ended March 31, 2017.

Cost of Sales. For the three months ended March 31, 2018 cost of goods sold decreased to $2,856 from $52,875 for the three months ended March 31, 2017. The decrease was mainly due to reduction of cost of sales due to new product development and contractor costs in the three months ended March 31, 2017.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $533,803 for the three months ended March 31, 2018 from $1,636,775 for the three months ended March 31, 2017, representing a $1,102,972 decrease. The decrease was mainly due to a reduction of stock compensation expense of $934,000. During the three months ended March 31, 2017, the Company issued 1,460,000 shares of common stock with a fair value of $934,000.

Other Income (Expense). For the three months ended March 31, 2018, other expense, net was $200,973, compared to $286,132 for the three months ended March 31, 2017, a decrease of $85,159. The decrease in other expense was primarily due a reduction in interest expense of $317,258. The higher interest expense related for the three months ended March 31, 2017 was due to the conversion of $405,000 in notes into 767,282 shares of common stock. The increase interest is related to the charging of the unamortized debt discount to interest expense.

Net Loss. The Company’s net loss was $983,381 and $2,152,228 for the three months ended March 31, 2018 and 2017, respectively. The decrease in net loss was mainly due to a reduction in interest expense and reduced stock compensation expense.

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

The Company had $39,601 in cash and cash equivalents as of March 31, 2018. The Company has negative working capital of $2,523,964, and total stockholders’ deficit of $193,342 as of March 31, 2018. For the three months ended March 31, 2018, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements. The Company anticipates it will need approximately $4,000,000 for the next twelve months to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the three months ended March 31, 2018, K4 Enterprises has provided short-term operating cash totaling $221,000 in the form of cash advances or direct payment of invoices for the Company.

Operating Activities

Cash flow from operations – Net cash used in operating activities was $790,703 for the three months ended March 31, 2018, compared to $931,926 for the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2018 was derived from our net loss, which included amortization of debt discount of $149,634 and unrealized gain on change in present value of royalties of $5,091. Our net loss from operations for the three months ended March 31, 2018 included a gain on extinguishment of debt and related derivative liability of $13,508, compared to a gain of $205,745 for the three months ended March 31, 2017.

Investing Activities

Cash flow from investing activities – Our investing activities used cash of $0 during the three months ended March 31, 2018. For the three ended March 31, 2017, our investing activities used cash of $37,545, primarily as a result of cash paid for notes receivables of $36,771 and purchases of property and equipment of $774.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2018, our financing activities provided cash of $760,500, primarily as a result of proceeds from convertible debentures of $469,800, proceeds from a related party demand note of $221,000 and proceeds from related party convertible debt of $275,000, offset primarily by payments on debt of $205,300. Our financing activities provided cash of $880,000 during the three months ended March 31, 2017, primarily as a result of proceeds from convertible debentures of $405,000 and proceeds from a demand note of $685,000, offset primarily by payments on debt of $210,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the quarter ended March 31, 2018, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2018, the Company issued a convertible note in the principal amount of $275,000, in a private placement, and a warrant to purchase 82,500 shares of the Company’s common stock.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

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

SPOTLIGHT INNOVATION INC.

Dated: May 21, 2018	By:	/s/ John M. Krohn
John M. Krohn
President/Chief Operating Officer, Director

	By:	/s/ John William Pim
John William Pim
Chief Financial Officer

