Form 10-Q
period 2018-06-30
Spotlight Innovation Inc.
filed 2018-08-22
CIK 1388486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 22, 2018, the Company had 35,762,157 outstanding shares of its common stock, par value $0.001.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPOTLIGHT INNOVATION INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,950	$66,118
Accounts receivable	360	-
Inventory	189,820	192,726
Prepaid expenses	1,798	4,012
Other assets	6,000	-
Total current assets	199,928	262,856

Property, and equipment, net	8,361	9,033
In-process research and development	6,977,347	6,977,347
Total assets	$7,185,636	$7,249,236

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$858,852	$592,696
Accounts payable and accrued liabilities – related parties	383,026	337,091
Accrued liabilities	730,309	644,220
Notes payable	170,669	171,006
Short-term debt – related parties	1,291,235	948,073
Stock payable	4,080	-
Total current liabilities	3,438,171	2,693,086

Long-term liabilities:
Notes payable – related parties, net of debt discounts of $206,244 and $256,284, respectively	1,293,756	1,243,716
Convertible debentures, net of debt discounts of $876,778 and $687,556, respectively	599,754	332,209
Convertible debentures – related party, net of debt discounts of $412,928 and $245,407, respectively	197,072	89,593
Derivative liability	-	13,508
Royalty liabilities	2,818,347	2,128,916
Total long-term liabilities	4,908,929	3,807,942
Total liabilities	8,344,040	6,501,028

Equity (deficit):
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C preferred stock, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 1,500,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 4,000,000,000 shares authorized, 35,762,157 and 34,290,934 shares issued and outstanding, respectively	35,762	34,291
Additional paid-in capital	40,046,891	39,949,116
Accumulated deficit	(43,373,268)	(41,539,533)
Total equity (deficit) attributable to Spotlight Innovation Inc.	(3,287,555)	(1,556,126)
Non-controlling interest	2,129,151	2,304,334
Total equity (deficit)	(1,158,404)	748,208
Total liabilities and equity (deficit)	$7,185,636	$7,249,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$2,232	$-	$16,690	$-

COST OF SALES	1,497	68,225	4,353	121,100

GROSS PROFIT (LOSS)	735	(68,225)	12,337	(121,100)

OPERATING EXPENSES:
General and administrative expenses	562,732	803,917	1,096,535	2,440,692
Research and development expense	183,044	392,140	442,198	567,306
Depreciation expense	862	1,281	1,915	2,561

Total operating expenses	746,638	1,197,338	1,540,648	3,010,559
LOSS FROM OPERATIONS	(745,903)	(1,265,563)	(1,528,311)	(3,131,659)

OTHER INCOME (EXPENSE):
Unrealized loss on change in present value of royalty liabilities	(71,118)	(50,901)	(66,027)	(50,901)
Interest expense	(218,998)	(379,721)	(421,376)	(899,357)
Loss on derivative liability	-	-	-	(4,364)
Gain on extinguishment of debt and related derivative liability	-	37,971	-	243,716
Other income	-	25,848	-	59,692
Gain (loss) on foreign currency exchange	10,482	(12,238)	6,796	(13,959)

Total other income (expense)	(279,634)	(379,041)	(480,607)	(665,173)

Net loss	(1,025,537)	(1,644,604)	(2,008,918)	(3,796,832)
Net loss attributable to non-controlling interest holder	(76,968)	(96,875)	(175,183)	(192,734)

Net loss attributable to Spotlight Innovation Inc. shareholders	$(948,569)	$(1,547,729)	$(1,833,735)	$(3,604,098)

Loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	34,441,796	32,479,100	34,394,943	30,615,991

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

SPOTLIGHT INNOVATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,008,918)	$(3,796,832)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	61,483	1,027,723
Depreciation and amortization	1,915	2,561
Loss on change of fair value of derivative liability	-	4,364
Amortization of debt discount	307,753	727,694
Interest expense on derivative liability that exceeds face value	-	96,541
Gain on extinguishment of debt and related derivative liability	-	(243,716)
(Gain) loss on foreign currency exchange	(6,796)	13,959
Unrealized loss on change in present value of royalty liabilities	66,027	50,901
Changes in operating assets and liabilities:
Accounts receivable	(360)
Inventory	2,906	-
Prepaid expenses	(3,786)	(27,445)
Accrued interest from notes receivable	-	(59,693)
Accounts payable	265,408	200,837
Accounts payable and accrued liabilities - related parties	45,935	7,802
Accrued liabilities	86,089	(96,161)
Net cash used in operating activities	(1,182,344)	(2,091,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable	-	(36,771)
Cash paid for purchase of fixed assets	(1,245)	(774)
Net cash used in investing activities	(1,245)	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(243,029)	(806,500)
Proceeds from convertible debenture	469,800	1,515,000
Proceeds from convertible note – related party	300,000	-
Proceeds from demand note – related party	592,650	1,235,000
Net cash provided by financing activities	1,119,421	1,943,500

Decrease in cash during the period	(64,168)	(185,510)
Cash, beginning of the period	66,118	313,333
Cash, end of the period	$1,950	$127,823

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$25,000	$41,053

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common shares issued for extinguishment of debt and related derivative liability	$25,000	$495,816
Extinguishment of related party debt and derivative liability as contributed capital	$13,508	$-
Debt discount for relative fair value of warrants attached to convertible debentures	$3,334	$39,232
Debt discount for relative fair value of royalty liabilities attached to convertible debentures	$623,405	$991,386
Stock payable issued for conversion of convertible debenture	$-	$400,082
Common shares issued for stock payable	$-	$3,926,976
Derivative liability related to convertible debentures	$-	$288,676

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

As of June 30, 2018, the Company had four subsidiaries: Celtic Biotech Iowa, Inc. “Celtic Iowa”, Caretta Therapeutics, LLC (“Caretta”), SMA Therapeutics, LLC (“SMA”), and Zika Therapeutics, LLC (“Zika”).

As of June 30, 2018, the non-controlling interest ownership percentage for subsidiaries are as follows:

Subsidiary	Percentage of Non-controlling Interest	Owner of Non-controlling Interest
Celtic Biotech Iowa, Inc.	5%	Various
Caretta Therapeutics, LLC	35%	K4 Enterprises
SMA Therapeutics, LLC	20%	K4 Enterprises
Zika Therapeutics, LLC	20%	K4 Enterprises

K4 Enterprises, an entity partially owned and controlled by the President and Chief Executive Officer of the Company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those regarding the valuation of debt instruments, derivatives, the fair value of royalty liabilities and share-based compensation.

Principles of Consolidation

The consolidated financial statements include the Company's accounts, including those of the Company's subsidiaries. Accordingly, the Company has consolidated CBL, Celtic Iowa, CDT (Suspended), Caretta, Zika, and SMA. All significant intercompany accounts and transactions have been eliminated.

Non-Controlling Interest

The Company is required to report its non-controlling interest in all subsidiaries as a separate component of shareholders' equity. The majority of the non-controlling interest is controlled by K4 Enterprises. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to the shareholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest's investment basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had $1,950 and $66,118 of cash equivalents at June 30, 2018 and December 31, 2017, respectively.

Accounts Receivable.

Accounts receivable typically consist of receivables derived from the sale of our non-opioid product Venodol. The Company has classified these as short-term assets in the consolidated balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations and, when necessary, records allowances for expected unrecoverable amounts.

Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expense. As of June 30, 2018, no allowances have been recorded.

Inventory

Inventories are stated at the lower of cost or net realizable value, using an average cost method. Costs include materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce inventory to the new cost basis.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2018, the Company had $0 of cash balances that were uninsured. The Company has not experienced any losses on such accounts.

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

In-Process Research and Development

In-process research and development ("IPR&D") represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During periods after completion, those acquired indefinite-lived assets are amortized based on their useful life. The fair value of the assets acquired was $6,977,347. These assets are still subject to research and development completion, and accordingly have not been impaired nor has any amortization been recorded.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the six months ended June 30, 2018 and 2017, the Company recorded no in impairment to the Company’s long-lived assets.

Deferred Financing Costs

We have incurred debt origination costs in connection with the issuance of short-term convertible debt. These costs are accounted as an offset to reduce convertible debt as debt discount and amortized using the effective interest rate method over the term of the related convertible debt.

Royalty Liabilities

The royalty rights agreements entered into in connection with the issuances of our convertible promissory notes, issued under the Company’s private placement discussed in Note 7, are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the convertible promissory notes issuance costs and interest payable to calculate the effective interest rate of the convertible promissory notes and will be accounted for as interest expense using the effective interest rate method over the term of the convertible promissory notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of Venodol products. These estimates of the magnitude and timing of Venodol sales are subject to significant variability due to the current status of development of Venodol products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change, which may result in future adjustments. The Company records unrealized gains and losses on the change in the present value of the royalty liabilities.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning on January 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

Cost of Revenue

The Company’s cost of revenue consists of all costs associated with the production and shipping to our outside warehouse as well as all components costs. The cost to produce sample products that are given out for promotional purposes are also included in the cost of revenue.

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

Loss per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants or the assumed conversion of convertible debt instruments, using the treasury stock and "if converted" method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the six months ended June 30, 2018 and 2017, the dilutive effect of the issuance of 230,940 and 454,000 warrants, and 74,973, and 948,079 common shares issuable for conversion of convertible debt, respectively, were excluded from the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Subsequent Events

The Company has evaluated subsequent events through the date when the consolidated financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3. GOING CONCERN

The Company is an early stage company and as such has not generated revenues from operations and there is no assurance of any future revenues. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had accumulated net losses of $43,373,268 and had a working capital deficit of $3,235,183. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting Policy

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Refer to Note 2 – Summary of Significant Accounting Policies for additional information.

Disaggregation of Revenue from Contracts with Customers.

The following table disaggregates revenue by significant product type for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Venodol sales	$2,232	$16,690
Total revenue from customers	$2,232	$16,690

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2018.

NOTE 5. INVENTORY

Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Venom	$28,771	$28,771
Packaging	19,439	19,577
Bottles, Caps & Roll-Ons	2,026	2,026
Finished Goods	139,584	142,352
Total Inventory	$189,820	$192,726

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Useful lives (years)	June 30, 2018	December 31, 2017

Computers	5	$10,864	$9,620
Software	3	761	761
Furniture	5	1,974	1,974
Equipment	10	9,000	9,000
Subtotal		22,599	21,355
Less accumulated depreciation		(14,238)	(12,322)
Property and equipment, net		$8,361	$9,033

NOTE 7. NOTES PAYABLE

The Company’s short-term and long-term liabilities consists of the following:

	June 30, 2018	December 31, 2017
Notes payable
Notes payable - various	$170,669	$171,006
Total notes payable	170,669	171,006

Short-term debt –related parties
Demand notes – various related parties	208,583	218,042
Demand note – K4 Enterprises	1,082,652	730,031
Total short-term debt –related parties	1,291,235	948,073

Notes payable – related party
Notes payable – Mike Kemery	1,500,000	1,500,000

Beginning debt discount	256,284	-
Additions to debt discount	-	300,000
Accretion of interest expense	(50,040)	(43,716)
Ending debt discount	206,244	256,284

Total notes payable – related party, net debt discount	1,293,756	1,243,716

Convertible debentures
Convertible debentures – various	1,476,532	1,007,482

Beginning debt discount	675,273	-
Additions to debt discount	378,146	1,388,605
Accretion of interest expense	(176,641)	(713,332)
Ending debt discount	876,778	675,273

Total convertible debentures, net debt discount	599,754	332,209

Convertible debentures – related parties
Convertible debentures – various related parties	610,000	335,000

Beginning debt discount	245,406	-
Additions to debt discount	248,593	356,522
Accretion of interest expense	(81,071)	(111,116)
Ending debt discount	412,928	245,406

Total convertible debentures – related party, net debt discount	$197,072	$89,593

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

Prior to April 18, 2017, the Company conducted a private offering for the sale of convertible notes up to an aggregate of $2,500,000. After April 18, 2017, the Company amended and expanded the private offering to allow for the issuance of up to $11,500,000. Under the amended and expanded offering, the Company conducted a private offering (the “Private Placement 2017”), which bear interest at the rate of 7.5% per annum.

During the six months ended June 30, 2018, the Company issued convertible notes related and third parties in the aggregate principal amount of $769,800 under the Private Placement 2017. During the six months ended June 30, 2018, the Company recorded $3,334 and $623,405 of debt discount related to the relative fair value of the warrants and royalty liability, respectively, associated with these convertible notes. As of June 30, 2018, a related party noteholder converted their $25,000 note into 74,973 shares of the Company’s common stock, fair valued at $21,742. In connection with the conversion, the Company also recorded $13,508 extinguishment on related party debt and derivative liability as contributed capital.

The notes issued under the private placements are convertible into shares of common stock of the Company based upon the table below:

			Automatic Conversion Upon Maturity
Principal amount of debt	Number of convertible debentures	Holder Optional Conversion	Conversion price for automatic conversion	Floor Conversion Price
$400,000	1 *	$0.35	$0.35	None
$490,000	9 **	90% of closing bid price 20 consecutive days prior to conversion	80% of 20 consecutive days prior to conversion	None
$475,000	3	90% of closing bid price 20 consecutive days prior to conversion	90% of the closing bid price 20 consecutive days prior to conversion and the floor conversion price	See schedule below ***
$1,611,532	18	90% of the closing bid price 20 consecutive days prior to conversion	90% of the closing bid price 20 consecutive days prior to conversion and the floor conversion price	$0.60

_________

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

The holders of the notes were issued a warrant entitling the holder the right to purchase shares of Company common stock, equal to 30% of the value of their original convertible note. The warrant has a three-year term with an exercise price of $1.30 per share. Under the amended and expanded subscription agreement, the Company issued warrants to purchase 626,185 shares of the Company’s common stock with a relative fair value of $32,557.

For the six months ended June 30, 2018, the Company issued 230,940 warrants to purchase common stock of the Company with a relative fair value of $3,334 in connection with the private placement conducted during the period.

NOTE 8. NOTE PAYABLE - RELATED PARTY

On July 25, 2017, the Company settled its line-of-credit with the Denver Savings Bank through a promissory note from Mike Kemery, a Principal at K4 Enterprises (an entity partially owned and controlled by the President and Chief Executive Officer of the Company), in the principal amount of $1,500,000. The note carries an interest rate of 4.5% per annum and matures in three years. Pursuant to the terms of the agreement, the Company incurred a $300,000 loan origination fee, payable on demand. The Company recorded the fee as a debt discount. The discount is being amortized over the life of the note and the unamortized balance at June 30, 2018 was $206,244, see Note 7.

NOTE 9. ROYALTY LIABILITIES

The holders of the certain convertible notes referenced in Note 7 will receive, in the aggregate, pro rata based on investment, a total of five percent of the revenues of Caretta Therapeutics, LLC during the years ended December 31, 2017, 2018, 2019 and 2020.

On April 18, 2017, the Company revised the royalty agreement with the amendment and expansion of the subscription agreement from a maximum aggregate $2,500,000 to a maximum aggregate of $11,500,000. The term of the royalty for OTC Roll-On Venodol and OTC Oral Venodol begins on October 1, 2018 and ends on December 21, 2023. The royalty term of prescription strength Venodol shall be from October 1, 2018 and ending December 31, 2024. Notwithstanding the forgoing, the royalty shall terminate upon the achievement of the Maximum Royalty Amount as described in the table below:

Investment parameter	Per unit royalty per $100,000 Roll-on	Per unit royalty per $100,000 Oral	Per Unit royalty per $100,000 Prescription	Maximum Royalty Amount
Less than $400,000	$0.00304348	$0.00304348	$0.00347826	8 times the subscription amount
Greater than $400,000	$0.00391304	$0.00391304	$0.00608696	12 times the subscription amount

For 2018, the royalty changed for new subscribers such that the “Royalty Term” shall mean the period beginning October 1, 2018 and ending on the date set forth on the following table for the subscriber’s Affiliated Investment Amount.

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

For the six months ended June 30, 2018, the Company recorded $623,405 of debt discount related to the relative fair value of the royalty liabilities associated with the new convertible notes, see Note 7. For the six months ended June 30, 2018, the Company recorded an unrealized loss related to the change in present value of the royalty liabilities in the amount of $66,027.

NOTE 10. LEASE

As of June 30, 2018, the Company had one lease agreement. On December 15, 2016, the Company entered into a commercial sublease with K4 Enterprises in Urbandale, Iowa, for a term of five years, commencing December 15, 2016, ending December 1, 2021, and automatically continuing on a year-to-year basis thereafter, unless terminated in accordance with the provisions thereof. K4 Enterprises is a related party. Monthly rent is $1,314, which will increase by 2% annually, plus a proportionate share of expenses, which will initially be $800 per month. Expenses in 2017 increased to $1,286 per month.

NOTE 11. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

At June 30, 2018, the Company’s deferred tax assets consisted primarily of net operating loss carry forwards. For the three months ended June 30, 2018 and 2017, the material reconciling items between the tax benefit computed at the statutory rate and the actual benefit recognized in the consolidated financial statements consisted of expenses related to share-based compensation and the change in the valuation allowance during the applicable period. At June 30, 2018 and 2017, the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

As of June 30, 2018, the Company has a net operating loss carry forward of approximately $36.5 million, which will expire between years 2028 and 2036. Due to the change in ownership provisions of the Tax Reform Act of 1986, our net operating loss carry forwards are expected to be subject to significant annual limitations for the change in ownership that resulted in the merger with American Exploration.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to a flat rate of 21%, from a graduated rate structure with a top rate of 35%, effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s net deferred tax assets of approximately $4.7 million, and a corresponding reduction in the valuation allowance.

NOTE 12. EQUITY

The Company has authorized the issuance of 500,000 shares of Series A preferred stock, 500,000 shares of Series C preferred stock, 4,000,000 shares of preferred stock and 4,000,000,000 shares of common stock.

Common Stock

During the six months ended June 30, 2018, the Company issued 74,923 shares of the Company’s common stock for the conversion of a related party convertible note in the amount of $25,000.

The Company issued common stock for services during the six months ended June 30, 2018. The table below details the issuances:

Month	Shares Issued	Fair Value at Issue Date

May 2018	106,250	$4,771
June 2018	1,290,000	52,632
Total	1,396,250	$57,403

Options

2009 Plan

In 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Plan”). The 2009 Plan allows the Company to issue options to officers, directors and employees, as well as consultants, to purchase up to 7,000,000 shares of common stock.

As of June 30, 2018, there are 5,200 stock options outstanding under the 2009 Plan.

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

On June 26, 2018, the Compensation Committee of the Board of Directors awarded 1,390,000 shares of common stock to certain officers, directors, employees and key vendors, under the Company’s 2016 Equity Incentive Plan. As of June 30, 2018, the Company had not yet issued 100,000 shares of these awards and recorded stock payable for $4,080.

During the six months ended June 30, 2018, the Company issued no options to purchase shares of common stock. A summary of the stock option activity for the six months ended June 30, 2018 is presented below.

	Options	Weighted-Average Exercise Price
Outstanding December 31, 2017	153,771	$12.48
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Outstanding June 30, 2018	153,771	$12.48
Exercisable June 30, 2018	153,771	12.48

Warrants

During the six months ended June 30, 2018, the Company issued warrants to purchase 230,940 shares of common stock. These warrants were issued in connection with the Company’s private placement conducted during the six months ended June 30, 2018. These warrants have an exercise price equal to the closing price of the Company’s common stock on the six-month anniversary of the issuance thereof. The relative fair value of the warrants based on the Black-Scholes model was $3,334.

During the six months ended June 30, 2018, 95,000 warrants expired with an average exercise price of $1.25.

During the six months ended June 30, 2018, 45,000 warrants were terminated with an average exercise price of $1.02

The fair value of the above warrants was determined by using the Black-Scholes option-pricing model. Variables used in the model for the warrants issued include: i) discount rates ranging from 2.05% to 2.46%; ii) expected terms of 3.00 years; iii) expected volatility ranging from 139% to 147%; iv) zero expected dividends and v) stock price of $0.10 to $0.19.

A summary of the warrant activity for the six months ended June 30, 2018 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2017	6,151,845	$1.16
Granted	230,940	1.30
Exercised	-	-
Expired/forfeited/terminated	(140,000)	1.18
Outstanding June 30, 2018	6,242,785	$1.16
Exercisable June 30, 2018	6,282,745	$1.16

The weighted average remaining contractual term of the outstanding warrants and exercisable warrants as of June 30, 2018 is 1.13 years.

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

Short-term and long-term liabilities to related parties consists of the following:

	June 30, 2018	December 31, 2017
Short-term debt –related parties
Demand notes – various related parties	208,583	218,042
Demand note – K4 Enterprises	1,082,652	730,031
Total short-term debt –related parties	1,291,235	948,073

Notes payable – related party
Notes payable – Mike Kemery	1,500,000	1,500,000

Beginning debt discount	256,284	-
Additions to debt discount	-	300,000
Accretion of interest expense	(50,040)	(43,716)
Ending debt discount	206,244	256,284

Total notes payable – related party, net debt discount	1,293,756	1,243,716

Convertible debentures – related parties
Convertible debentures – various related parties	610,000	335,000

Beginning debt discount	245,406	-
Additions to debt discount	248,593	356,522
Accretion of interest expense	(81,071)	(111,116)
Ending debt discount	412,928	245,406

Total convertible debentures – related party, net debt discount	$197,072	$89,593

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

On April 2, 2018, Ms. Greta Lang (a related party) purchased a convertible note in the principal amount of $25,000 from the Company, in a private placement, and received a warrant to purchase 82,500 shares of the Company’s common stock. The material terms of the note are:

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

As of June 30, 2018, the Company has a demand note with K4 Enterprises, an entity partially owned and controlled by the President and Chief Executive Officer of the Company, in the amount of $1,082,652. There are no formal payment terms, this loan is payable upon demand.

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

Plan of Operation

As of June 30, 2018, the Company had four subsidiaries: Celtic Biotech Iowa, Inc., Caretta Therapeutics, LLC, SMA Therapeutics, LLC, and Zika Therapeutics, LLC.

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

During the six months ended June 30, 2018, the Company raised $769,800 in convertible debt proceeds. The Company anticipates securing additional financing in 2018. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company

Critical Accounting Policies

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 "Summary of Significant Accounting Policies." The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets and Intangibles

The Company performs impairment tests on its long-lived assets when circumstances indicate that their carrying amounts may not be recoverable. If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to fair value. For the six months ended June 30, 2018, the Company has evaluated and recorded no impairment to the Company's intangible assets.

Royalty Liabilities

The royalty rights agreements entered into in connection with the issuances of our convertible promissory notes, issued under the Company’s private placement discussed in Note 7, are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the convertible promissory notes issuance costs and interest payable to calculate the effective interest rate of the convertible promissory notes and will be accounted for as interest expense using the effective interest rate method over the term of the convertible promissory notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of Venodol products. These estimates of the magnitude and timing of Venodol sales are subject to significant variability due to the current status of development of Venodol products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change, which may result in future adjustments. The Company records unrealized gains and losses on the change in the present value of the royalty liabilities.

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning on January 1, 2018. Refer to Note 4 – Revenue from Contracts with Customers for additional information.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2018 with the Three Months Ended June 30, 2017

Revenue. For the three months ended June 30, 2018, revenues of $2,232 were generated by Caretta Therapeutics. There was no revenue for the three months ended June 30, 2017.

Cost of Sales. For the three months ended June 30, 2018, cost of goods sold decreased to $1,497 from $68,225 for the three months ended June 30, 2017. The decrease was mainly due to reduction of cost of sales due to new product development and contractor costs in the three months ended June 30, 2017. The cost of sales for the three months ended June 30, 2017, were related to Venodol sample costs.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $562,732 for the three months ended June 30, 2018 from $803,917 for the three months ended June 30, 2017, representing a $241,185 decrease. The decrease was primarily related to a reduction of stock compensation expense of $32,249, a reduction in wages and compensation of $39,880, a reduction in advertising and marketing of $33,627, and a reduction in legal and professional fees of $79,833.

Other Income (Expense). For the three months ended June 30, 2018, other expense was $279,634, compared to $379,041 for the three months ended June 30, 2017, a decrease of $99,407. The decrease in other expense was primarily due a reduction in interest expense of $160,723.

Net Loss. The Company’s net loss was $1,025,537 and $1,644,604 for the three months ended June 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to a reduction in interest expense of $ 160,723, reduced stock compensation expense of $32,240 and other operating reduction costs.

Comparison of the Six Months Ended June 30, 2018 with the six Months Ended June 30, 2017

Revenue. For the six months ended June 30, 2018, revenues of $16,690 were generated by Caretta Therapeutics. There was no revenue for the six months ended June 30, 2017.

Cost of Sales. For the six months ended June 30, 2018 cost of goods sold decreased to $4,353 from $121,100 for the six months ended June 30, 2017. The decrease was mainly due to reduction of cost of sales due to new product development and contractor costs in the six months ended June 30, 2017. The cost of sales for the six months ended June 30, 2017, were related to Venodol sample costs.

General and Administrative Expenses. Our selling, general and administrative expenses decreased to $1,096,535 for the six months ended June 30, 2018 from $2,440,692 for the six months ended June 30, 2017, representing a $1,344,157 decrease. The decrease was primarily related to a reduction of stock compensation expense of $966,240, a reduction in advertising and marketing of $142,887, a reduction in legal and professional fees of $165,362 and investor relations of $47,894.

Other Income (Expense). For the six months ended June 30, 2018, other expense, net was $480,607, compared to $665,173 for the six months ended June 30, 2017, a decrease of $184,566. The decrease in other expense was primarily due a reduction in interest expense of $477,981, partially offset by a decrease in gain on extinguishment of debt and related derivative liability of $243,716.

Net Loss. The Company’s net loss was $2,008,918 and $3,796,832 for the six months ended June 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to a reduction in interest expense of $477,981, reduced stock compensation expense of $966,240 and other operating reduction costs.

Liquidity and Capital Resources:

We are an early stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $1,949 in cash and cash equivalents as of June 30, 2018. The Company has negative working capital of $3,235,183, and total stockholders’ deficit of $1,158,404 as of June 30, 2018. For the six months ended June 30, 2018, the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. The Company anticipates it will need approximately $4,000,000 for the next twelve months following the issuance of this filing to fund operations. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our existing shareholders. We cannot provide any assurances that financing will be available in amounts or on terms acceptable to us, or at all.

The Company has been receiving funding from K4 Enterprises, LLC (“K4 Enterprises”) beginning in May 2016 to meet short-term operational needs while the Company attempts to attract new outside funding. For the six months ended June 30, 2018, K4 Enterprises has provided short-term operating cash totaling $592,650 in the form of cash advances or direct payment of invoices for the Company.

Operating Activities

Cash flow from operations – Net cash used in operating activities was $1,182,344 for the six months ended June 30, 2018, compared to $2,091,465 for the six months ended June 30, 2017. Net cash used in operating activities for the six months ended June 30, 2018 was derived from our net loss, which included amortization of debt discount of $307,753 and unrealized loss on change in present value of our royalty liabilities of $66,027. Our net loss from operations for the six months ended June 30, 2018 included a gain on extinguishment of debt and related derivative liability of $0, compared to a gain of $243,716 for the six months ended June 30, 2017.

Investing Activities

Cash flow from investing activities – Our investing activities used cash of $1,245 for the purchase of property and equipment during the six months ended June 30, 2018. For the six months ended June 30, 2017, our investing activities used cash of $37,545, primarily as a result of cash paid for notes receivable of $36,771 and purchases of property and equipment of $774.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2018, our financing activities provided cash of $1,119,421, primarily as a result of proceeds from convertible debentures of $469,800, proceeds from a related party demand note of $592,650 and proceeds from related party convertible debt of $300,000, offset partially by payments on debt of $243,029. Our financing activities provided cash of 1,943,500 during the six months ended June 30, 2017, primarily as a result of proceeds from convertible debentures of $1,515,000 and proceeds from a demand note of $1,235,000, offset partially by payments on debt of $806,500.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended June 30, 2018, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer (COO), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

__________________

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

SPOTLIGHT INNOVATION INC.

Dated: August 22, 2018	By:	/s/ John M. Krohn
John M. Krohn President/Chief Operating Officer, Director

	By:	/s/ John William Pim
John William Pim Chief Financial Officer

